Form 10-Q
period 1995-03-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 1995-05-15
CIK 737296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-13518

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
- - - - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Texas                                                75-1933081
- - - - --------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)

One Seaport Plaza, New York, N.Y.                   10292-0116
- - - - --------------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (212) 214-1016

                                      N/A
- - - - --------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                          1995             1994
- - - - ---------------------------------------------------------------------------------------------------
ASSETS
Investment in property:
Land                                                                   $ 4,903,072     $ 4,903,072
Buildings and improvements                                              17,263,478      17,246,589
Furniture, fixtures and equipment                                          474,249         474,249
Less: Accumulated depreciation and amortization                         (7,697,976)     (7,511,313)
     Allowance for loss on impairment of assets                         (1,418,000)     (1,418,000)
                                                                       -----------     ------------
Net investment in property                                              13,524,823      13,694,597
Cash and cash equivalents                                                  658,186         547,459
Other assets                                                                14,856          21,344
                                                                       -----------     ------------
Total assets                                                           $14,197,865     $14,263,400
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses                                  $   157,472     $    76,563
Accrued real estate taxes                                                   30,556          99,405
Due to affiliates, net                                                      40,877          24,557
Unearned rental income                                                      50,008          50,002
Deposits due to tenants                                                     39,841          62,660
                                                                       -----------     ------------
Total liabilities                                                          318,754         313,187
                                                                       -----------     ------------
Contingencies
Partners' capital
Limited partners (51,818 limited and equivalent units issued and
  outstanding)                                                          13,941,057      14,011,448
General partners                                                           (61,946)        (61,235 )
                                                                       -----------     ------------
Total partners' capital                                                 13,879,111      13,950,213
                                                                       -----------     ------------
Total liabilities and partners' capital                                $14,197,865     $14,263,400
                                                                       -----------     ------------
                                                                       -----------     ------------
- - - - ---------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                 Three Months
                                                                                Ended March 31,
                                                                             ---------------------
                                                                               1995         1994
- - - - --------------------------------------------------------------------------------------------------
Revenues
Rental income                                                                $677,930     $617,088
Interest                                                                        3,607        2,546
                                                                             --------     --------
                                                                              681,537      619,634
                                                                             --------     --------
Expenses
Property operating                                                            253,284      216,414
Depreciation and amortization                                                 186,663      181,830
Real estate taxes                                                              64,052       68,640
General and administrative                                                     55,424       92,477
                                                                             --------     --------
                                                                              559,423      559,361
                                                                             --------     --------
Net income                                                                   $122,114     $ 60,273
                                                                             --------     --------
                                                                             --------     --------
ALLOCATION OF NET INCOME
Limited partners                                                             $120,893     $ 59,670
                                                                             --------     --------
                                                                             --------     --------
General partners                                                             $  1,221     $    603
                                                                             --------     --------
                                                                             --------     --------
Net income per limited partnership unit                                      $   2.33     $   1.15
                                                                             --------     --------
                                                                             --------     --------
- - - - --------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                               LIMITED       GENERAL
                                                              PARTNERS       PARTNERS        TOTAL
- - - - -----------------------------------------------------------------------------------------------------
Partners' capital (deficit)--December 31,
  1994                                                       $14,011,448     $(61,235)    $13,950,213
Net income                                                       120,893       1,221          122,114
Distributions                                                   (191,284)     (1,932 )       (193,216)
                                                             -----------     --------     -----------
Partners' capital (deficit)--March 31, 1995                  $13,941,057     $(61,946)    $13,879,111
                                                             -----------     --------     -----------
                                                             -----------     --------     -----------
- - - - -----------------------------------------------------------------------------------------------------

                   The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Three Months
                                                                                Ended March 31,
                                                                            -----------------------
                                                                              1995          1994
- - - - ---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income and deposits received                                         $ 661,605     $ 640,269
Interest received                                                               3,607         2,546
General and administrative expenses paid                                      (27,644)     (107,760)
Property operating expenses paid                                             (183,835)     (263,387)
Real estate taxes paid                                                       (132,901)     (136,666)
                                                                            ---------     ---------
Net cash provided by operating activities                                     320,832       135,002
CASH FLOWS FROM INVESTING ACTIVITIES
Property improvements                                                         (16,889)      (13,198)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to partners                                               (193,216)     (229,437)
                                                                            ---------     ---------
Net increase (decrease) in cash and cash equivalents                          110,727      (107,633)
Cash and cash equivalents at beginning of period                              547,459       705,405
                                                                            ---------     ---------
Cash and cash equivalents at end of period                                  $ 658,186     $ 597,772
                                                                            ---------     ---------
                                                                            ---------     ---------
- - - - ---------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income                                                                  $ 122,114     $  60,273
                                                                            ---------     ---------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation and amortization                                                 186,663       181,830
Changes in:
Other assets                                                                    6,488        20,372
Accounts payable and accrued expenses                                          80,909       (65,479)
Accrued real estate taxes                                                     (68,849)      (68,026)
Due to affiliates                                                              16,320         3,223
Unearned rental income                                                              6         6,780
Deposits due to tenants                                                       (22,819)       (3,971)
                                                                            ---------     ---------
Total adjustments                                                             198,178        74,729
                                                                            ---------     ---------
Net cash provided by operating activities                                   $ 320,832     $ 135,002
                                                                            ---------     ---------
                                                                            ---------     ---------
- - - - ---------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Distributions to partners                                                   $(193,216)    $(231,755)
Increase in distribution payable                                                   --         2,318
                                                                            ---------     ---------
Distributions paid to partners                                              $(193,216)    $(229,437)
                                                                            ---------     ---------
                                                                            ---------     ---------
- - - - ---------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (``Managing General Partner'') (``PBP''), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache/Watson & Taylor, Ltd.-2 (the ``Partnership'') as of March 31, 1995 and the results of its operations and its cash flows for the three months ended March 31, 1995 and 1994. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.

   Certain balances for the prior period have been reclassified to conform with the current financial statement presentation.

B. Related Parties

   PBP and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; transfer and assignment functions; asset management; investor communications; printing and other administrative services. PBP and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to PBP and its affiliates for the three months ended March 31, 1995 and 1994 were approximately $20,100 and $23,800, respectively.

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership. The Partnership recorded $1,250 for the reimbursement of these services for the three months ended March 31, 1995. The Partnership recorded $27,250 relating to the reimbursement of these services for the period from November 1988 through March 1994 during the three months ended March 31, 1994.

   PBP and the individual General Partners of the Partnership, own 258, 130 and 130 equivalent limited partnership units, respectively. PBP receives funds from the Partnership, such as General Partner distributions and reimbursement of expenses, but has waived all of its rights resulting from its ownership of equivalent limited partnership units.

   Prudential Securities Incorporated (``PSI''), an affiliate of PBP, owns 170 limited partnership units at March 31, 1995.

C. Contingencies

   By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, a number of purported class actions then pending in various federal district courts were transferred to a single judge of the United States District Court for the Southern District of New York and consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and PBP. The Partnership is not named as a defendant in the consolidated complaint, but the name of the Partnership is listed as being among the limited partnerships at issue in the case. The consolidated complaint alleges violations of the federal and New Jersey Racketeer and Influenced Corrupt Organizations Act (``RICO'') statutes, fraud, negligent misrepresentation, breach of fiduciary duties, breach of third-party beneficiary contracts and breach of implied covenants in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of rescission of the purchase of securities and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested less cash distributions; compensatory damages; consequential damages; treble damages for defendants' RICO violations (both federal and New Jersey); general damages for all injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits and compensation received by defendants as a result of their unlawful acts; costs and disbursements of the action; reasonable attorneys' fees; and such other and further relief as the court deems just and proper.

   PSI and PBP, along with various other defendants, filed a motion to dismiss the consolidated complaint on December 20, 1994. That motion is pending.

D. Subsequent Event

   In May 1995, distributions of approximately $191,000 and $2,000 will be paid to the limited partners and the General Partners, respectively, for the quarter ended March 31, 1995.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership owns and operates five mini-warehouse/business center facilities and three mini-warehouse facilities. During the three months ended March 31, 1995, the Partnership's cash and cash equivalents increased by approximately $111,000 primarily due to cash flow from property operations in excess of limited partner distributions and property improvements and, to a lesser extent, the timing of the payment of accrued expense payments.

   Distributions made during the three months ended March 31, 1995 totaled approximately $193,000 of which $191,000 and $2,000 were paid to the limited partners and General Partners, respectively. These distributions were funded from property operations. The Partnership retained a portion of the cash from property operations in anticipation of budgeted 1995 capital expenditures.

   The Partnership's ability to make future distributions to the partners and the amount of the distributions that may be made will be affected not only by the amount of cash generated by the Partnership from the operations of its properties, but also by the amount expended for capital improvements and the amount set aside for anticipated capital improvements. Capital improvements are currently budgeted at approximately $208,000 for the remainder of 1995.

Results of Operations

   Occupancies at March 31, 1995 and 1994 were as follows:

               Property                                                 1995     1994
               ----------------------------------------------------------------------
               Cherry Hill                                              99.1%    88.0%
               May 240                                                  92.9     82.8
               Santa Fe                                                 92.9     88.2
               South May                                                97.2     86.8
               Timbercrest                                              93.3     87.0
               Arlington                                                92.2     86.7
               Arapaho                                                  86.3     88.8
               Hampton Park                                             83.4     85.9
                (Occupancies are calculated by dividing occupied units by available units.)

   Net income for the three month period ended March 31, 1995, increased by approximately $62,000 as compared with the same period in 1994 primarily for the reasons discussed below.

   Rental income increased by approximately $61,000 for the three months ended March 31, 1995 as compared to the same period in 1994. Rental income increased at all of the properties in 1995 except for Hampton Park. Average occupancy rates increased during the period for all properties except Hampton Park. Rental rates improved during the period at all of the properties except Arapaho (which remained stable) and Hampton Park (which decreased).

   General and administrative expenses decreased by approximately $37,000 for the three months ended March 31, 1995 as compared to the same period in the prior year primarily due to the accrual of prior periods' general, administrative and monitoring expense reimbursements in 1994.

   Property operating expenses increased by approximately $37,000 for the three months ended March 31, 1995 as compared to the same period in 1994 due to increases in property level payroll costs, repairs and maintenance expenses and utility costs at the Hampton Park and Arlington properties. In addition, leasing commissions have increased since more of the commercial units have been leased during this quarter.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--This information is incorporated by reference to Note C to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. (a) Exhibits

           Description:
          4.01 Revised Certificate of Limited Partnership Interest (filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1988 and incorporated herein by reference)

         (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Prudential-Bache/Watson & Taylor, Ltd.-2

By: Prudential-Bache Properties, Inc.
    A Delaware corporation
    Managing General Partner
     By: /s/ Robert J. Alexander                  Date: May 15, 1995
     ----------------------------------------
     Robert J. Alexander
     Vice President
     Chief Accounting Officer for the
     Registrant