Form 10-Q/A
period 1995-03-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 1995-05-15
CIK 737296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                  AMENDMENT #1

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-13518

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Texas                                                75-1933081
- --------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)

One Seaport Plaza, New York, N.Y.                   10292-0116
- --------------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (212) 214-1016

                                      N/A
- --------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                          1995             1994
- ---------------------------------------------------------------------------------------------------
ASSETS
Investment in property:
Land                                                                   $ 4,903,072     $ 4,903,072
Buildings and improvements                                              17,263,478      17,246,589
Furniture, fixtures and equipment                                          474,249         474,249
Less: Accumulated depreciation and amortization                         (7,697,976)     (7,511,313)
     Allowance for loss on impairment of assets                         (1,418,000)     (1,418,000)
                                                                       -----------     ------------
Net investment in property                                              13,524,823      13,694,597
Cash and cash equivalents                                                  658,186         547,459
Other assets                                                                14,856          21,344
                                                                       -----------     ------------
Total assets                                                           $14,197,865     $14,263,400
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses                                  $   157,472     $    76,563
Accrued real estate taxes                                                   30,556          99,405
Due to affiliates, net                                                      40,877          24,557
Unearned rental income                                                      50,008          50,002
Deposits due to tenants                                                     39,841          62,660
                                                                       -----------     ------------
Total liabilities                                                          318,754         313,187
                                                                       -----------     ------------
Contingencies
Partners' capital
Limited partners (51,818 limited and equivalent units issued and
  outstanding)                                                          13,941,057      14,011,448
General partners                                                           (61,946)        (61,235 )
                                                                       -----------     ------------
Total partners' capital                                                 13,879,111      13,950,213
                                                                       -----------     ------------
Total liabilities and partners' capital                                $14,197,865     $14,263,400
                                                                       -----------     ------------
                                                                       -----------     ------------
- ---------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                 Three Months
                                                                                Ended March 31,
                                                                             ---------------------
                                                                               1995         1994
- --------------------------------------------------------------------------------------------------
Revenues
Rental income                                                                $677,930     $617,088
Interest                                                                        3,607        2,546
                                                                             --------     --------
                                                                              681,537      619,634
                                                                             --------     --------
Expenses
Property operating                                                            253,284      216,414
Depreciation and amortization                                                 186,663      181,830
Real estate taxes                                                              64,052       68,640
General and administrative                                                     55,424       92,477
                                                                             --------     --------
                                                                              559,423      559,361
                                                                             --------     --------
Net income                                                                   $122,114     $ 60,273
                                                                             --------     --------
                                                                             --------     --------
ALLOCATION OF NET INCOME
Limited partners                                                             $120,893     $ 59,670
                                                                             --------     --------
                                                                             --------     --------
General partners                                                             $  1,221     $    603
                                                                             --------     --------
                                                                             --------     --------
Net income per limited partnership unit                                      $   2.33     $   1.15
                                                                             --------     --------
                                                                             --------     --------
- --------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                               LIMITED       GENERAL
                                                              PARTNERS       PARTNERS        TOTAL
- -----------------------------------------------------------------------------------------------------
Partners' capital (deficit)--December 31,
  1994                                                       $14,011,448     $(61,235)    $13,950,213
Net income                                                       120,893       1,221          122,114
Distributions                                                   (191,284)     (1,932 )       (193,216)
                                                             -----------     --------     -----------
Partners' capital (deficit)--March 31, 1995                  $13,941,057     $(61,946)    $13,879,111
                                                             -----------     --------     -----------
                                                             -----------     --------     -----------
- -----------------------------------------------------------------------------------------------------

                   The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Three Months
                                                                                Ended March 31,
                                                                            -----------------------
                                                                              1995          1994
- ---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income and deposits received                                         $ 661,605     $ 640,269
Interest received                                                               3,607         2,546
General and administrative expenses paid                                      (27,644)     (107,760)
Property operating expenses paid                                             (183,835)     (263,387)
Real estate taxes paid                                                       (132,901)     (136,666)
                                                                            ---------     ---------
Net cash provided by operating activities                                     320,832       135,002
CASH FLOWS FROM INVESTING ACTIVITIES
Property improvements                                                         (16,889)      (13,198)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to partners                                               (193,216)     (229,437)
                                                                            ---------     ---------
Net increase (decrease) in cash and cash equivalents                          110,727      (107,633)
Cash and cash equivalents at beginning of period                              547,459       705,405
                                                                            ---------     ---------
Cash and cash equivalents at end of period                                  $ 658,186     $ 597,772
                                                                            ---------     ---------
                                                                            ---------     ---------
- ---------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income                                                                  $ 122,114     $  60,273
                                                                            ---------     ---------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation and amortization                                                 186,663       181,830
Changes in:
Other assets                                                                    6,488        20,372
Accounts payable and accrued expenses                                          80,909       (65,479)
Accrued real estate taxes                                                     (68,849)      (68,026)
Due to affiliates                                                              16,320         3,223
Unearned rental income                                                              6         6,780
Deposits due to tenants                                                       (22,819)       (3,971)
                                                                            ---------     ---------
Total adjustments                                                             198,718        74,729
                                                                            ---------     ---------
Net cash provided by operating activities                                   $ 320,832     $ 135,002
                                                                            ---------     ---------
                                                                            ---------     ---------
- ---------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Distributions to partners                                                   $(193,216)    $(231,755)
Increase in distribution payable                                                   --         2,318
                                                                            ---------     ---------
Distributions paid to partners                                              $(193,216)    $(229,437)
                                                                            ---------     ---------
                                                                            ---------     ---------
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