Form 10-Q
period 1995-06-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 1995-08-14
CIK 737296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-13518

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Texas                                      75-1933081
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)         Identification No.)

One Seaport Plaza, New York, N.Y.          10292-0116
--------------------------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code (212) 214-1016

                                      N/A
--------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,       December 31,
                                                                          1995             1994
---------------------------------------------------------------------------------------------------
ASSETS
Investment in property:
Land                                                                   $ 4,903,072     $ 4,903,072
Buildings and improvements                                              17,360,279      17,246,589
Furniture, fixtures and equipment                                          474,316         474,249
Less: Accumulated depreciation and amortization                         (7,887,147)     (7,511,313)
     Allowance for loss on impairment of assets                         (1,418,000)     (1,418,000)
                                                                       -----------     ------------
Net investment in property                                              13,432,520      13,694,597
Cash and cash equivalents                                                  727,711         547,459
Other assets                                                                19,208          21,344
                                                                       -----------     ------------
Total assets                                                           $14,179,439     $14,263,400
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accrued real estate taxes                                              $    82,526     $    99,405
Deposits due to tenants                                                     81,659          62,660
Accounts payable and accrued expenses                                       76,415          76,563
Unearned rental income                                                      58,735          50,002
Due to affiliates, net                                                      38,276          24,557
                                                                       -----------     ------------
Total liabilities                                                          337,611         313,187
                                                                       -----------     ------------
Contingencies
Partners' capital
Limited partners (51,818 limited and equivalent units issued and
  outstanding)                                                          13,904,147      14,011,448
General partners                                                           (62,319)        (61,235 )
                                                                       -----------     ------------
Total partners' capital                                                 13,841,828      13,950,213
                                                                       -----------     ------------
Total liabilities and partners' capital                                $14,179,439     $14,263,400
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------

           The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Six Months                 Three Months
                                                      Ended June 30,              Ended June 30,
                                                 -------------------------     ---------------------
                                                    1995           1994          1995         1994
----------------------------------------------------------------------------------------------------
Revenues
Rental income                                    $1,406,217     $1,270,029     $728,287     $652,941
Interest                                              7,746          4,676        4,139        2,130
                                                 ----------     ----------     --------     --------
                                                  1,413,963      1,274,705      732,426      655,071
                                                 ----------     ----------     --------     --------
Expenses
Property operating                                  506,856        439,369      253,572      223,432
Depreciation and amortization                       375,834        364,098      189,171      182,268
Real estate taxes                                   127,467        132,708       63,415       64,068
General and administrative                          125,760        154,368       70,336       61,414
                                                 ----------     ----------     --------     --------
                                                  1,135,917      1,090,543      576,494      531,182
                                                 ----------     ----------     --------     --------
Net income                                       $  278,046     $  184,162     $155,932     $123,889
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
ALLOCATION OF NET INCOME
Limited partners                                 $  275,266     $  182,320     $154,373     $122,650
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
General partners                                 $    2,780     $    1,842     $  1,559     $  1,239
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
Net income per limited partnership unit          $     5.34     $     3.54     $   2.99     $   2.38
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                             LIMITED       GENERAL
                                                            PARTNERS       PARTNERS        TOTAL
---------------------------------------------------------------------------------------------------
Partners' capital (deficit)--December 31, 1994             $14,011,448     $(61,235)    $13,950,213
Net income                                                     275,266       2,780          278,046
Distributions                                                 (382,567)     (3,864 )       (386,431)
                                                           -----------     --------     -----------
Partners' capital (deficit)--June 30, 1995                 $13,904,147     $(62,319)    $13,841,828
                                                           -----------     --------     -----------
                                                           -----------     --------     -----------
---------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Six Months
                                                                               Ended June 30,
                                                                          -------------------------
                                                                             1995           1994
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income and deposits received                                       $1,436,085     $1,298,219
Interest received                                                              7,746          4,676
General and administrative expenses paid                                    (107,355)      (178,473)
Property operating expenses paid                                            (511,690)      (512,216)
Real estate taxes paid                                                      (144,346)      (151,144)
                                                                          ----------     ----------
Net cash provided by operating activities                                    680,440        461,062
CASH FLOWS FROM INVESTING ACTIVITIES
Property improvements                                                       (113,757)       (17,573)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to partners                                              (386,431)      (495,130)
                                                                          ----------     ----------
Net increase (decrease) in cash and cash equivalents                         180,252        (51,641)
Cash and cash equivalents at beginning of period                             547,459        705,405
                                                                          ----------     ----------
Cash and cash equivalents at end of period                                $  727,711     $  653,764
                                                                          ----------     ----------
                                                                          ----------     ----------
---------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income                                                                $  278,046     $  184,162
                                                                          ----------     ----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation and amortization                                                375,834        364,098
Changes in:
Other assets                                                                   2,136         29,188
Accounts payable and accrued expenses                                           (148)       (96,648)
Accrued real estate taxes                                                    (16,879)       (18,436)
Due to affiliates                                                             13,719           (304)
Unearned rental income                                                         8,733          1,331
Deposits due to tenants                                                       18,999         (2,329)
                                                                          ----------     ----------
Total adjustments                                                            402,394        276,900
                                                                          ----------     ----------
Net cash provided by operating activities                                 $  680,440     $  461,062
                                                                          ----------     ----------
                                                                          ----------     ----------
---------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Distributions to partners                                                 $ (386,431)    $ (473,410)
Decrease in distribution payable                                                  --        (21,720)
                                                                          ----------     ----------
Distributions paid to partners                                            $ (386,431)    $ (495,130)
                                                                          ----------     ----------
                                                                          ----------     ----------
---------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (``Managing General Partner'') (``PBP''), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache/Watson & Taylor, Ltd.-2 (the ``Partnership'') as of June 30, 1995, the results of its operations for the six and three months ended June 30, 1995 and 1994 and its cash flows for the six months ended June 30, 1995 and 1994. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Related Parties

   PBP and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; transfer and assignment functions; asset management; investor communications; printing and other administrative services. PBP and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to PBP and its affiliates for the six months ended June 30, 1995 and 1994 were approximately $40,000 and $39,000, respectively, and for the three months ended June 30, 1995 and 1994 were approximately $20,000 and $19,000, respectively.

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership. The Partnership recorded $2,500 and $1,250 for the reimbursement of these services for the six months and three months ended June 30, 1995. The Partnership recorded $27,250 relating to the reimbursement of these services for the period from November 1988 through March 1994 during the three months ended March 31, 1994. An additional $1,250 was recorded during the three months ended June 30, 1994.

   PBP and the individual General Partners of the Partnership own 258, 130 and 130 equivalent limited partnership units, respectively. PBP receives funds from the Partnership, such as General Partner distributions and reimbursement of expenses, but has waived all of its rights resulting from its ownership of equivalent limited partnership units.

   Prudential Securities Incorporated (``PSI''), an affiliate of PBP, owns 180 limited partnership units at June 30, 1995.

C. Contingencies

   There are no material legal proceedings pending by or against the Partnership or its properties.

   By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, a number of purported class actions then pending in various federal district courts were transferred to a single judge of the United States District Court for the Southern District of New York and consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and PBP. The

Partnership is not named a defendant in the consolidated complaint, but the name of the Partnership is listed as being among the limited partnerships at issue in the case. The consolidated complaint alleges violations of the federal and New Jersey Racketeer and Influenced Corrupt Organizations Act (``RICO'') statutes, fraud, negligent misrepresentation, breach of fiduciary duties, breach of third-party beneficiary contracts and breach of implied covenants in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of rescission of the purchase of securities and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested less cash distributions; compensatory damages; consequential damages; treble damages for defendants' RICO violations (both federal and New Jersey); general damages for all injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits and compensation received by defendants as a result of their unlawful acts; costs and disbursements of the action; reasonable attorneys' fees; and such other and further relief as the court deems just and proper.

   PSI and PBP, along with various other defendants, filed a motion to dismiss the consolidated complaint on December 20, 1994. That motion is pending.

D. Subsequent Event

   In August 1995, distributions of approximately $191,000 and $2,000 will be paid to the limited partners and the General Partners, respectively, for the quarter ended June 30, 1995.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership owns and operates five mini-warehouse/business center facilities and three mini-warehouse facilities. During the six months ended June 30, 1995, the Partnership's cash and cash equivalents increased by approximately $180,000 primarily due to cash retained for anticipated property improvements.

   Distributions made during the three months ended June 30, 1995 totaled approximately $193,000 of which $191,000 and $2,000 were paid to the limited partners and General Partners, respectively. These distributions were funded from current property operations. The Partnership retained a portion of the cash from property operations in anticipation of budgeted 1995 property improvements.

   The Partnership's ability to make future distributions and the amount of the distributions that may be made will be affected not only by the amount of cash generated by the Partnership from the operations of its properties, but also by the amount expended for property improvements and the amount set aside for anticipated property improvements. Property improvements (including tenant improvements) are currently budgeted at approximately $163,000 for the remainder of 1995.

Results of Operations

   Occupancies at June 30, 1995 and 1994 were as follows:

               Property                                                 1995     1994
               ----------------------------------------------------------------------
               Cherry Hill                                              92.4%    91.5%
               May 240                                                  87.3     98.0
               Santa Fe                                                 90.3     92.8
               South May                                                98.2     94.8
               Timbercrest                                              96.9     92.7
               Arlington                                                92.3     93.6
               Arapaho                                                  88.1     87.3
               Hampton Park                                             84.7     64.4
                (Occupancies are calculated by dividing occupied units by available units.)

   Net income increased by approximately $94,000 and $32,000 for the six and three months ended June 30, 1995, respectively, as compared with the same periods in 1994 for the reasons discussed below.

   Rental income increased by approximately $136,000 and $75,000 for the six and three months ended June 30, 1995 as compared to the same periods in 1994. Rental income increased for all of the properties primarily due to improved rental rates. In addition, the Cherry Hill, May 240, South May, Timbercrest and Arlington properties had an increase in average occupancies. The improved rental rate at the Hampton Park property was slightly offset by a decrease in average occupancy. The average occupancies at the Santa Fe and Arapaho properties were stable.

   General and administrative expenses decreased by approximately $29,000 but increased by approximately $9,000 for the six and three months ended June 30, 1995 as compared to the same periods in the prior year primarily due to the accrual of prior periods' general, administrative and monitoring expense reimbursements in the first quarter of 1994 as further discussed in Note B to the financial statements. The three month change is the result of increased professional fees.

   Property operating expenses increased by approximately $67,000 and $30,000 for the six and three months ended June 30, 1995 as compared to the same periods in 1994. These increases were due to higher property level payroll costs at all properties except Santa Fe, utility expense at Arlington and Hampton Park and repairs and maintenance expense at May 240, Arlington, Timbercrest and Hampton Park. Management fees also increased because they are based on rental income. In addition, leasing commissions have increased since more of the commercial units have been leased.

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

Prudential-Bache/Watson & Taylor, Ltd.-2

By: Prudential-Bache Properties, Inc.
    A Delaware corporation
    Managing General Partner
     By: /s/ Robert J. Alexander                  Date: August 11, 1995
     ----------------------------------------
     Robert J. Alexander
     Vice President
     Chief Accounting Officer for the
     Registrant