Form 10-Q
period 1995-09-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 1995-11-14
CIK 737296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-13518

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Texas                                              75-1933081
--------------------------------------------------------------------------------
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                  Identification No.)

One Seaport Plaza, New York, N.Y.                   10292-0116
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1995              1994
----------------------------------------------------------------------------------------------------
ASSETS
Investment in property:
Land                                                                   $ 4,903,072      $ 4,903,072
Buildings and improvements                                              17,390,649       17,246,589
Furniture, fixtures and equipment                                          481,823          474,249
Less: Accumulated depreciation and amortization                         (8,080,347)      (7,511,313)
     Allowance for loss on impairment of assets                         (1,418,000)      (1,418,000)
                                                                      -------------     ------------
Net investment in property                                              13,277,197       13,694,597
Cash and cash equivalents                                                  874,649          547,459
Other assets                                                                16,133           21,344
                                                                      -------------     ------------
Total assets                                                           $14,167,979      $14,263,400
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accrued real estate taxes                                              $    92,211      $    99,405
Deposits due to tenants                                                     89,738           62,660
Accounts payable and accrued expenses                                      115,437           76,563
Unearned rental income                                                      53,757           50,002
Due to affiliates, net                                                      73,697           24,557
                                                                      -------------     ------------
Total liabilities                                                          424,840          313,187
                                                                      -------------     ------------
Contingencies
Partners' capital
Limited partners (51,818 limited and equivalent units issued and
  outstanding)                                                          13,806,445       14,011,448
General partners                                                           (63,306)         (61,235)
                                                                      -------------     ------------
Total partners' capital                                                 13,743,139       13,950,213
                                                                      -------------     ------------
Total liabilities and partners' capital                                $14,167,979      $14,263,400
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Nine Months                Three Months
                                                    Ended September 30,         Ended September 30,
                                                 -------------------------     ---------------------
                                                    1995           1994          1995         1994
----------------------------------------------------------------------------------------------------
REVENUES
Rental income                                    $2,113,897     $1,932,928     $707,680     $662,899
Interest                                             13,213          8,346        5,467        3,670
                                                 ----------     ----------     --------     --------
                                                  2,127,110      1,941,274      713,147      666,569
                                                 ----------     ----------     --------     --------
EXPENSES
Property operating                                  773,950        689,576      267,094      246,578
Depreciation and amortization                       569,034        547,590      193,200      183,492
Real estate taxes                                   192,115        196,094       64,648       63,386
General and administrative                          219,439        211,941       93,679       61,202
                                                 ----------     ----------     --------     --------
                                                  1,754,538      1,645,201      618,621      554,658
                                                 ----------     ----------     --------     --------
Net income                                       $  372,572     $  296,073     $ 94,526     $111,911
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
ALLOCATION OF NET INCOME
Limited partners                                 $  368,846     $  293,112     $ 93,580     $110,792
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
General partners                                 $    3,726     $    2,961     $    946     $  1,119
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
Net income per limited partnership unit          $     7.15     $     5.68     $   1.81     $   2.14
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                             LIMITED       GENERAL
                                                            PARTNERS       PARTNERS        TOTAL
---------------------------------------------------------------------------------------------------
Partners' capital (deficit)--December 31, 1994             $14,011,448     $(61,235)    $13,950,213
Net income                                                     368,846        3,726         372,572
Distributions                                                 (573,849)      (5,797)       (579,646)
                                                           -----------     --------     -----------
Partners' capital (deficit)--September 30, 1995            $13,806,445     $(63,306)    $13,743,139
                                                           -----------     --------     -----------
                                                           -----------     --------     -----------
---------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements


                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Nine Months
                                                                             Ended September 30,
                                                                          -------------------------
                                                                             1995           1994
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income and deposits received                                       $2,149,941     $1,958,603
Interest received                                                             13,213          8,346
General and administrative expenses paid                                    (139,105)      (217,978)
Property operating expenses paid                                            (766,270)      (691,105)
Real estate taxes paid                                                      (199,309)      (215,458)
                                                                          ----------     ----------
Net cash provided by operating activities                                  1,058,470        842,408
CASH FLOWS FROM INVESTING ACTIVITIES
Property improvements                                                       (151,634)       (52,510)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to partners                                              (579,646)      (805,525)
                                                                          ----------     ----------
Net increase (decrease) in cash and cash equivalents                         327,190        (15,627)
Cash and cash equivalents at beginning of period                             547,459        705,405
                                                                          ----------     ----------
Cash and cash equivalents at end of period                                $  874,649     $  689,778
                                                                          ----------     ----------
                                                                          ----------     ----------
---------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income                                                                $  372,572     $  296,073
                                                                          ----------     ----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation and amortization                                                569,034        547,590
Changes in:
Other assets                                                                   5,211         34,847
Accounts payable and accrued expenses                                         38,874          7,844
Accrued real estate taxes                                                     (7,194)       (19,364)
Due to affiliates, net                                                        49,140        (15,410)
Unearned rental income                                                         3,755         (7,978)
Deposits due to tenants                                                       27,078         (1,194)
                                                                          ----------     ----------
Total adjustments                                                            685,898        546,335
                                                                          ----------     ----------
Net cash provided by operating activities                                 $1,058,470     $  842,408
                                                                          ----------     ----------
                                                                          ----------     ----------
---------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF FINANCING ACTIVITIES
Distributions to partners                                                 $ (579,646)    $ (783,805)
Decrease in distribution payable                                                  --        (21,720)
                                                                          ----------     ----------
Distributions paid to partners                                            $ (579,646)    $ (805,525)
                                                                          ----------     ----------
                                                                          ----------     ----------
---------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (``Managing General Partner'') (``PBP''), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache/Watson & Taylor, Ltd.-2 (the ``Partnership'') as of September 30, 1995, the results of its operations for the nine and three months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Related Parties

   PBP and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; transfer and assignment functions; asset management; investor communications; printing and other administrative services. PBP and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to PBP and its affiliates for the nine months ended September 30, 1995 and 1994 were approximately $81,000 and $62,000, respectively, and for the three months ended September 30, 1995 and 1994 were approximately $41,000 and $19,000, respectively.

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership. The Partnership recorded $25,850 relating to the reimbursement for these services for the period from November 1988 through December 1993 during the three months ended March 31, 1994. Beginning January 1, 1994, the Partnership has incurred $1,250 quarterly for the continuing reimbursement of these services.

   PBP and the individual General Partners of the Partnership own 258, 130 and 130 equivalent limited partnership units, respectively. PBP receives funds from the Partnership, such as General Partner distributions and reimbursement of expenses, but has waived all of its rights resulting from its ownership of equivalent limited partnership units.

   Prudential Securities Incorporated (``PSI''), an affiliate of PBP, owns 180 limited partnership units at September 30, 1995.

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

   PSI and PBP, along with various other defendants, filed a motion to dismiss the consolidated complaint on December 20, 1994. By order dated August 20, 1995, the transferee court granted plaintiffs' motion for temporary class certification, preliminarily approved a settlement entered into between plaintiffs and PBP and PSI, scheduled a fairness hearing for November 17, 1995, approved the form and content of the notice to class members and directed that it be provided to class members. The full amount due under the settlement agreement has been paid by PSI.

D. Subsequent Event

   In November 1995, distributions of approximately $191,000 and $2,000 will be paid to the limited partners and the General Partners, respectively, for the quarter ended September 30, 1995.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership owns and operates five mini-warehouse/business center facilities and three mini-warehouse facilities. During the nine months ended September 30, 1995, the Partnership's cash and cash equivalents increased by approximately $327,000 due to net cash from property operations in excess of capital expenditures and distributions to the partners.

   Distributions of approximately $191,000 and $2,000 were paid in November 1995 to the limited partners and General Partners, respectively, for the quarter ended September 30, 1995. These distributions were funded from cash flow from current property operations.

   The Partnership's ability to make future distributions and the amount of the distributions that may be made will be affected not only by the amount of cash generated by the Partnership from the operations of its properties, but also by the amount expended for property improvements and the amount set aside for anticipated property improvements.

Results of Operations

   Occupancies at September 30, 1995 and 1994 were as follows:

               Property                                                 1995     1994
               ----------------------------------------------------------------------
               Cherry Hill                                              87.3%    93.1%
               May 240                                                  83.0     94.9
               Santa Fe                                                 86.4     90.0
               South May                                                96.8     95.6
               Timbercrest                                              92.7     90.7
               Arlington                                                90.9     91.7
               Arapaho                                                  86.0     85.8
               Hampton Park                                             91.4     78.5
                  (Occupancies are calculated by dividing occupied units by total units.)

   Net income increased by approximately $76,000 and decreased by approximately $17,000 for the nine and three months ended September 30, 1995, respectively, as compared with the same periods in 1994 for the reasons discussed below.

   Rental income increased by approximately $181,000 and $45,000 for the nine and three months ended September 30, 1995 as compared to the same periods in 1994. Rental income increased for all of the properties primarily due to improved rental rates. In addition, the South May, Timbercrest and Hampton Park properties had an increase in average occupancies.

   Property operating expenses increased by approximately $84,000 and $21,000 for the nine and three months ended September 30, 1995 as compared to the same periods in 1994. These increases were due to higher property level payroll costs at all properties except Santa Fe, higher utility expense at all properties except May 240 and Arapaho, increased repairs and maintenance expense at all properties except Arapaho and higher insurance expense primarily at Arlington. Management fees also increased because they are based on rental income. In addition, leasing commissions have increased since more of the commercial units have been leased.

   General and administrative expenses increased by approximately $7,000 and $32,000 for the nine and three months ended September 30, 1995 as compared to the same periods in the prior year. The nine month increase is primarily due to increased professional fees and the three month increase is attributable to higher costs associated with administering the Partnership.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--This information is incorporated by reference to Note C to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K

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

Prudential-Bache/Watson & Taylor, Ltd.-2

By: Prudential-Bache Properties, Inc.
    A Delaware corporation
    Managing General Partner
     By: /s/ Eugene D. Burak                      Date: November 14, 1995
     ----------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the
     Registrant