Form 10-K
period 1995-12-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 1996-03-29
CIK 737296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-13518

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Texas                                             75-1933081
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
corporation or organization)

One Seaport Plaza, New York, N.Y.                   10292-0116
--------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (212) 214-1016

Securities registered pursuant to Section 12(b) of the Act:

                                      None
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [CK]

                      DOCUMENTS INCORPORATED BY REFERENCE

   Annual Report to Limited Partners for the year ended December 31, 1995 is incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.

   Amended and Restated Certificate and Agreement of Limited Partnership, included as part of the Registration Statement on Form S-11 (File No. 2-88785) filed with Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933, as amended, is incorporated by reference into Part IV of this Annual Report on Form 10-K.

                               Index to exhibits can be found on pages 9 and 10.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................     3
Item  2    Properties.......................................................................     4
Item  3    Legal Proceedings................................................................     5
Item  4    Submission of Matters to a Vote of Limited Partners..............................     5
PART II
Item  5    Market for the Registrant's Units and Related Limited Partner Matters............     5
Item  6    Selected Financial Data..........................................................     6
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................     6
Item  8    Financial Statements and Supplementary Data......................................     6
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................     6
PART III
Item 10    Directors and Executive Officers of the Registrant...............................     6
Item 11    Executive Compensation...........................................................     8
Item 12    Security Ownership of Certain Beneficial Owners and Management...................     8
Item 13    Certain Relationships and Related Transactions...................................     8

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K
           Financial Statements and Financial Statement Schedules...........................     9
           Exhibits.........................................................................     9
           Reports on Form 8-K..............................................................    10
SIGNATURES..................................................................................    15

                                     PART I

Item 1. Business

General

   Prudential-Bache/Watson & Taylor, Ltd.-2 (the ``Registrant''), a Texas limited partnership, was formed on November 14, 1983 and will terminate on December 31, 2050 unless terminated sooner under the provisions of the Amended and Restated Certificate and Agreement of Limited Partnership (the ``Partnership Agreement''). The Registrant was formed for the purpose of acquiring, developing, owning and operating mini-storage and business center facilities with the proceeds raised from the initial sale of units of limited partnership interest (``Units''). The Registrant's fiscal year for book and tax purposes ends on December 31.

   The Registrant operates eight improved properties, five of which are business center facilities with mini-warehouses and three of which are solely mini-warehouse facilities. For more information regarding the Registrant's properties, see Item 2 Properties. For more information regarding the Registrant's operations, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's Annual Report to Limited Partners for the year ended December 31, 1995 (``Registrant's Annual Report'') which is filed as an exhibit hereto. The Registrant is engaged solely in the business of real estate investment; therefore, presentation of industry segment information is not applicable.

   On December 15, 1995, the Management Committee of the Registrant determined to seek bids for all of the properties held by the Registrant. As of March 22, 1996, preliminary bids have been received for all properties. If bids for the properties are deemed acceptable by the Registrant, the Registrant intends to enter into agreements to sell the properties, subject to the approval of the limited partners owning a majority of the Units as required by the Partnership Agreement. If such sales are approved and consummated, the Registrant will liquidate and distribute its net assets to its partners. There can, of course, be no assurance that acceptable bids will be received or that any transactions will be consummated.

General Partners

   The general partners of the Registrant are Prudential-Bache Properties, Inc. (``PBP''), George S. Watson and A. Starke Taylor, Ill (collectively, the ``General Partners''). PBP is the Managing General Partner and is responsible for the day-to-day operations of the Registrant and its investments. See Note E of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Competition

   The General Partners and/or their affiliates have formed, and may continue to form, various entities to engage in businesses which may be competitive with the Registrant.

   The Registrant competes with national and regional real estate owners and operators, some of whom have more experience and resources than the Registrant. Such owners and operators may include insurance companies, mortgage banks, pension funds, and other real estate investors, including foreign investors, syndicated partnerships, and real estate investment trusts. The primary factors affecting a particular property's ability to successfully compete against other properties include the location of such property, the suitability of its design to a prospective tenant's needs, the manner in which it is managed and marketed, and rental rates. The extent to which the Registrant is affected by competition will depend, in part, on existing market conditions. The property managers, Public Storage Management, Inc. and Public Storage Commercial Properties Group, Inc., manage other properties which compete with the Registrant's properties within the same geographical area.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partners and their affiliates pursuant to the Partnership Agreement. The General Partners and/or their affiliates receive compensation and reimbursement of expenses in connection with such activities as described in section 11.7 of the Partnership Agreement. See Note E of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Item 2. Properties

   As of December 31, 1995 the Registrant owns the following properties:

                                         Average
                                     Occupancy Rates                                         Monthly
                                      for the year                                         Rental Rates
                                          ended                                              Per Unit
                                      December 31,           Land        Rentable       as of December 31,
       Property Location                 1995(1)          (in acres)      Units                1995
--------------------------------    -----------------     ----------     --------     ----------------------
Arlington (Arlington, Texas)
     Mini-warehouse                        90.8%             6.25            293          $    19 - $107
     Commercial                                                               81          $   125 - $950
                                                                         --------
                                                                             374
                                                                         --------
Arapaho (Richardson, Texas)
     Mini-warehouse                        94.3              6.01            417          $    19 - $315
     Commercial                                                               62          $   225 - $790
                                                                         --------
                                                                             479
                                                                         --------
South May/I-240 (Oklahoma City,
  Oklahoma)
     Mini-warehouse                        86.4              3.05            379          $  15 - $   79
     Commercial                                                               15          $ 166 - $1,080
                                                                         --------
                                                                             394
                                                                         --------
Santa Fe/79th St. (Oklahoma
  City, Oklahoma)
     Mini-warehouse                        87.9              3.40            389          $    24 - $143
                                                                         --------
South May/44th St. (Oklahoma
  City, Oklahoma)
     Mini-warehouse                        96.6              2.67            500          $    13 -  $63
                                                                         --------
Timbercrest (Tulsa, Oklahoma)
     Mini-warehouse                        95.4              6.08            120          $    34 - $155
     Commercial                                                               73          $   220 - $790
                                                                         --------
                                                                             193
                                                                         --------
Cherry Hill (Cherry Hill, New
  Jersey)
     Mini-warehouse                        89.5              3.17            331          $    29 - $415
                                                                         --------
Hampton Park (Capitol Heights,
  Maryland)
     Mini-warehouse                        92.9              5.87            130          $    29 - $280
     Commercial                                                               68          $   250 - $950
                                                                         --------
                                                                             198
                                                                         --------
                                                                           2,858
                                                                         --------
                                                                         --------
------------------------------------------------------------------------------------------------------------
(1) Average occupancy rates are calculated by averaging the monthly occupancies determined by dividing occupied square footage by available square footage as of each month-end.

   The Managing General Partner believes the Registrant's Properties are adequately insured.

   For the years ended December 31, 1995, 1994 and 1993, the following properties' rental revenue exceeded 15% of the Registrant's total revenue:

                      1995          1994          1993
                      ----          ----          ----
Arapaho                19%           19%           20%
Arlington              17            18            18

   No single tenant accounted for 10% or more of the total revenue for any of the three years in the period ended December 31, 1995.

   For additional information describing the Registrant's properties, see Supplementary Schedule III--Real Estate and Accumulated Depreciation on page 13 in Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Item 3. Legal Proceedings

   This information is incorporated by reference to Note G of the financial statements of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 4. Submission of Matters to a Vote of Limited Partners

   None

                                    PART II

Item 5.Market for the Registrant's Units and Related Limited Partner Matters

   As of March 1, 1996, there were 3,625 holders of record owning 51,818 Units, inclusive of 258, 130 and 130 equivalent limited partnership units held by PBP and Messrs. Watson and Taylor, respectively. A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in Section 17.3 of the Partnership Agreement limiting the ability of a limited partner to transfer Units. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   The following per Unit cash distributions were paid to limited partners on or about 45 days after the end of the specified quarter.

 Quarter Ended           1995            1994
---------------          -----           -----
March 31                 $3.71           $4.64
June 30                   3.71            5.96
September 30              3.71            5.00
December 31               3.71            3.71

   Distributions for the years ended December 31, 1995 and 1994 were made from current and previously undistributed cash generated by the operations of the Registrant's properties. Limited partner distributions were approximately $766,000 and $1,034,000 for the years ended December 31, 1995 and 1994, respectively. The amount of limited partner distributions that represented a return of capital on a generally accepted accounting principles (GAAP) basis was approximately $282,000 and $635,000 for the years ended 1995 and 1994, respectively (return of capital on a GAAP basis is calculated as limited partner distributions less net income allocated to limited partners). There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. The Registrant currently expects that recurring quarterly cash distributions will continue to be paid in the foreseeable future from property operations. For discussion of other factors that may affect the amounts of future distributions, see Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 10 and 11 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 9 of the Registrant's Annual Report which is filed as an exhibit hereto.

                                                       Year ended December 31,
                                 -------------------------------------------------------------------
                                    1995          1994          1993          1992          1991
                                 -----------   -----------   -----------   -----------   -----------
Total revenues                   $ 2,841,354   $ 2,615,970   $ 2,461,721   $ 2,400,913   $ 2,436,405
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
Provision for loss on
  impairment of assets           $        --   $        --   $        --   $        --   $ 1,418,000
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
Net income (loss)                $   489,304   $   402,785   $   347,081   $   355,077   $(1,064,271)
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
Limited partner income (loss)
  per Unit                       $      9.40   $      7.73   $      6.66   $      6.82   $    (18.90)
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
Total assets                     $14,086,449   $14,263,400   $15,072,631   $15,732,923   $16,362,156
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
Total distributions              $   773,886   $ 1,044,203   $   886,930   $ 1,077,008   $ 1,247,987
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
Limited partner distributions
  per Unit                       $     14.86   $     20.05   $     17.03   $     20.68   $     23.85
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
----------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 10 and 11 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 9 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the Managing General Partner.

   The Registrant, the Registrant's General Partners, PBP's directors and executive officers and any persons holding more than ten percent of the Registrant's Units are required to report their initial ownership of such Units and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such General Partners, executive officers, directors and other persons who own greater than ten percent of the Registrant's Units are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the General Partners, PBP's directors and executive officers and other persons who own greater than ten percent of the Registrant's Units or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

Prudential-Bache Properties, Inc., Managing General Partner

   The directors and executive officers of PBP and their positions with regard to managing the Registrant are as follows:

Name                            Position
Thomas F. Lynch, III            President, Chief Executive Officer,
                                  Chairman of the Board of Directors and Director
Barbara J. Brooks               Vice President--Finance and Chief Financial Officer
Eugene D. Burak                 Vice President and Chief Accounting Officer
Chester A. Piskorowski          Vice President
Frank W. Giordano               Director
Nathalie P. Maio                Director

   THOMAS F. LYNCH, III, age 37, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated (``PSI''), an affiliate of PBP. Mr. Lynch also serves in various capacities for other affiliated companies. Mr. Lynch joined PSI in November 1989.

   BARBARA J. BROOKS, age 47, is the Vice President--Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

   EUGENE D. BURAK, age 50, is a Vice President of PBP. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

   CHESTER A. PISKOROWSKI, age 52, is a Vice President of PBP. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

   FRANK W. GIORDANO, age 53, is a Director of PBP. He is a Senior Vice President of PSI and an Executive Vice President and General Counsel of Prudential Mutual Fund Management, Inc., an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

   NATHALIE P. MAIO, age 45, is a Director of PBP. She is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in various capacities for other affiliated companies.

   James M. Kelso ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and Director effective June 30, 1995. Effective June 30, 1995,Thomas F. Lynch, III was elected President, Chief Executive Officer, Chairman of the Board of Directors and Director. Robert J. Alexander ceased to serve as Vice President effective August 25, 1995. Eugene D. Burak was elected Vice President effective October 9, 1995.

   There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and executive officers have indefinite terms.

Individual General Partners

   George S. Watson, age 55, is a financial specialist and a certified public accountant. He is also a member of the board of directors of Lyco Energy Corporation as well as the Advisory Council of the University of Texas Business School and a member of its Chancellor's Council. Mr. Watson attended the University of Texas in Austin, graduating summa cum laude in 1963 with a B.B.A. in accounting and finance. He received his M.B.A. in accounting and finance from the University of Texas in 1965, graduating first in his class and summa cum laude. He has received various awards and scholarships and is a member of many fraternal organizations including Phi Kappa Phi, the honorary scholastic fraternity.

   A. Starke Taylor, III, age 52, holds a bachelor of business administration degree from Southern Methodist University which was awarded in 1966. He is past president of the North Dallas Chamber of Commerce. Active in the community, Mr. Taylor is the chairman of the board of Priority One, an international missionary organization, the founding chairman of the board of the Park Central Athletic Association, a member of the Dallas regional board of the Salvation Army, and a board member of the Dallas Theological Seminary. Mr. Taylor was recognized in 1983 by D Magazine as one of Dallas' 10 most outstanding young business leaders.

   There are no family relationships among any of the foregoing individual General Partners.

Item 11. Executive Compensation

   The Registrant does not pay or accrue any fees, salaries or any other form of compensation to either individual General Partner or to directors and officers of the Managing General Partner for their services. Certain officers and directors of the Managing General Partner receive compensation from affiliates of the Managing General Partner, not from the Registrant, for services performed for various affiliated entities, which may include services performed for the Registrant; however, the Managing General Partner believes that any compensation attributable to services performed for the Registrant is immaterial. See also
Item 13 Certain Relationships and Related Transactions for information regarding reimbursement to the General Partners for services provided to the Registrant.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 1, 1996 no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any interest in the voting securities of the Managing General Partner.

   As of March 1, 1996, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any of the Units issued by the Registrant. However, the General Partners have contributed to the Registrant and, based on such contribution, they received ``equivalent units'' entitling them to participate in the distributions to the limited partners and in the Registrant's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contributions of the limited partners. The Managing General Partner has retained its right to receive funds from the Registrant, such as General Partner distributions and reimbursement of expenses, but has waived its right to share in any limited partner cash distributions and allocation of Registrant's profits and losses based upon such equivalent units.

   As of March 1, 1996, no limited partner beneficially owns more than five percent (5%) of the outstanding Units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partners and their affiliates. However, there were no direct financial transactions between the Registrant and the individual General Partners or the directors or officers of the Managing General Partner in 1995.

   Reference is made to Notes A and E of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                              Page
                                                                                             Number
                                                                                            in Annual
                                                                                             Report
                                                                                            ---------
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)      1.   Financial Statements and Report of Independent Auditors--Incorporated by
              reference to the Registrant's Annual Report which is filed as an exhibit hereto
              Report of Independent Auditors                                                     2
              Financial Statements:
              Statements of Financial Condition--December 31, 1995 and 1994                      3
              Statements of Operations--Three years ended December 31, 1995                      4
              Statements of Changes in Partners' Capital--Three years ended December 31,         4
              1995
              Statements of Cash Flows--Three years ended December 31, 1995                      5
              Notes to Financial Statements                                                      6
         2.   Financial Statement Schedules and Consent of Independent Auditors
              Consent of Independent Auditors
              Schedules:
              II--Valuation and Qualifying Accounts and Reserves--Three years ended
                 December 31, 1995
              III--Real Estate and Accumulated Depreciation at December 31, 1995
              Notes to Schedule III--Real Estate and Accumulated Depreciation
              All other schedules have been omitted because they are not applicable or the required information is included in the financial statements and the notes thereto.
         3.   Exhibits
              Description:
              3.01 Amended and Restated Certificate and Agreement of Limited Partnership
                   (1)
              3.02 Amendment Number 8 to the Amended and Restated Certificate and
                   Agreement of Limited Partnership (2)
              4.01 Revised Form of Certificate of Limited Partnership Interest (3)
              10.01 Management Agreement (1)
              10.02 Property Management Agreement dated as of November 1, 1988 by and between the Registrant and Public Storage Commercial Properties Group,
                    Inc. (3)
              10.03 Property Management Agreement dated as of November 1, 1988 by and between the Registrant and Public Storage Management, Inc. (3)
              10.04 Agreement Relating to General Partner Interests (1)

              13.01 Annual Report to Limited Partners for the year ended December 31, 1995
              (4) (with the exception of the information and data incorporated by reference in Items 3, 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant's Annual Report is to be deemed filed as part of this report.)
              27. Financial Data Schedule (4)
(b)           Reports on Form 8-K
              Registrant's Current Report on Form 8-K dated December 6, 1995, as filed with the Securities and Exchange Commission on December 6, 1995, relating to
              Item 5 regarding the communication of certain information to the limited partners.
              Registrant's Current Report on Form 8-K dated December 15, 1995, as filed with the Securities and Exchange Commission on December 26, 1995, relating to Item 5 regarding the intention of the Partnership to solicit bids for the
              Partnership's properties.

------------------
(1) Filed as an exhibit to Registration Statement on Form S-11 (No. 2-88785) and incorporated herein by reference.
(2) Filed as an exhibit to Registrant's Form 10-Q for the quarter ended March 31, 1990 and incorporated herein by reference.
(3) Filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.
(4)  Filed herewith.

                        CONSENT OF INDEPENDENT AUDITORS

To the Partners
Prudential-Bache/Watson & Taylor, Ltd.-2

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Prudential-Bache/Watson & Taylor, Ltd.-2 of our report dated February 16, 1996, included in the 1995 Annual Report to Limited Partners of
Prudential-Bache/Watson & Taylor, Ltd.-2.

Our audits also included the financial statement schedules of Prudential-Bache/Watson & Taylor, Ltd.-2 listed in Item 14(a). These schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Ernst & Young LLP
New York, New York
March 29, 1996

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

-------------------------------------------------------------------------------------------------------
Allowance for Loss on Impairment of Assets
                                                                  Deductions - Amounts
 Year Ended         Balance at          Additions - Amounts        Written-off During       Balance at
December 31,     Beginning of Year      Reserved During Year              Year              End of Year
------------     -----------------      --------------------      --------------------      -----------
    1993            $ 1,418,000               --                        --                  $ 1,418,000
    1994            $ 1,418,000               --                        --                  $ 1,418,000
    1995            $ 1,418,000               --                        --                  $ 1,418,000
-------------------------------------------------------------------------------------------------------

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1995

                                        Initial cost to
                                          Registrant                  Costs               Gross amount at which carried at
                                           (Note B)                capitalized                     close of period
                                 -----------------------------      subsequent      ---------------------------------------------
         Description                            Buildings and           to                         Buildings and         Total
          (Note A)                  Land         improvements      acquisition         Land         improvements       (Note C)
-----------------------------    ----------     --------------     ------------     ----------     --------------     -----------
Arlington
(Arlington, Texas)               $  886,569       $1,769,760       $ 1,735,255      $  886,569      $  3,505,015      $ 4,391,584
Arapaho
(Richardson, Texas)                 664,196          963,980         1,925,005         666,834         2,886,347        3,553,181
South May/I-240
(Oklahoma City, Oklahoma)           428,878               --         1,623,671         428,878         1,623,671        2,052,549
Sante Fe/79th St.
(Oklahoma City, Oklahoma)           207,497        1,044,865           168,421         207,497         1,213,286        1,420,783
South May/44th St.
(Oklahoma City, Oklahoma)           178,086          995,949           117,902         178,086         1,113,851        1,291,937
Timbercrest
(Tulsa, Oklahoma)                 1,443,197               --         2,744,414       1,443,197         2,744,414        4,187,611
Cherry Hill
(Cherry Hill, New Jersey)           165,570        1,339,597           201,266         165,570         1,540,863        1,706,433
Hampton Park
(Capitol Heights, Maryland)         925,595               --         3,262,551         926,441         3,261,705        4,188,146
                                 ----------     --------------     ------------     ----------     --------------     -----------
                                 $4,899,588       $6,114,151       $11,778,485      $4,903,072      $ 17,889,152      $22,792,224
                                 ----------     --------------     ------------     ----------     --------------     -----------
                                 ----------     --------------     ------------     ----------     --------------     -----------
---------------------------------------------------------------------------------------------------------------------------------

                                                                                  Life on
                                                                                depreciation
                                                                                 in latest
                                Accumulated                                     Statement of
         Description           depreciation       Date(s) of         Date        Operations
          (Note A)               (Note D)        construction      acquired     is computed
-----------------------------  -------------     -------------     --------     ------------
Arlington                                                                        5 to
(Arlington, Texas)              $ 1,751,544             1984         1984        25 years
Arapaho                                                                          5 to
(Richardson, Texas)               1,333,300             1984         1984        25 years
South May/I-240                                                                  5 to
(Oklahoma City, Oklahoma)           720,560          1984/85         1984        25 years
Sante Fe/79th St.                                                                5 to
(Oklahoma City, Oklahoma)           583,872             1982         1984        25 years
South May/44th St.                                                               5 to
(Oklahoma City, Oklahoma)           537,020             1982         1984        25 years
Timbercrest                                                                      5 to
(Tulsa, Oklahoma)                 1,275,978          1984/85         1984        25 years
Cherry Hill                                                                      5 to
(Cherry Hill, New Jersey)           809,259             1974         1983        25 years
Hampton Park                                                                     5 to
(Capitol Heights, Maryland)       1,263,440          1985/86         1984        25 years
                               -------------
                                $ 8,274,973
                               -------------
                               -------------
---------------------------------------------------------------------------------------------------------

                        See notes on the following page

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                             NOTES TO SCHEDULE III
                               December 31, 1995

NOTE A--There are no mortgages, deeds of trust or similar encumbrances against any of the properties.

NOTE B--Initial cost represents the initial purchase price of the properties including acquisition fees.

NOTE C--RECONCILIATION SUMMARY OF TRANSACTIONS--REAL ESTATE OWNED
                                                                   Year ended December 31,
                                                         -------------------------------------------
                                                            1995            1994            1993
                                                         -----------     -----------     -----------
Balance at beginning of year..........................   $22,623,910     $22,494,603     $22,357,361
Net additions during the year.........................       168,314         129,307         137,242
                                                         -----------     -----------     -----------
Balance at close of year..............................   $22,792,224     $22,623,910     $22,494,603
                                                         -----------     -----------     -----------
                                                         -----------     -----------     -----------

   An allowance for loss on impairment is provided for the above assets in the amount of $1,418,000.

   The aggregate cost of land, buildings and improvements and furniture and fixtures for Federal income tax purposes for the tax year ended December 31, 1995 was $22,793,988.

NOTE D--RECONCILIATION SUMMARY OF TRANSACTIONS--ACCUMULATED DEPRECIATION
                                                                   Year ended December 31,
                                                         -------------------------------------------
                                                            1995            1994            1993
                                                         -----------     -----------     -----------
Balance at beginning of year..........................   $ 7,511,313     $ 6,778,084     $ 6,062,723
Depreciation during the year charged to expense.......       763,660         733,229         715,361
                                                         -----------     -----------     -----------
Balance at close of year..............................   $ 8,274,973     $ 7,511,313     $ 6,778,084
                                                         -----------     -----------     -----------
                                                         -----------     -----------     -----------

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential-Bache/Watson & Taylor, Ltd.-2

By: Prudential-Bache Properties, Inc.,
    A Delaware corporation,
    Managing General Partner
     By: /s/ Eugene D. Burak                                               Date: March 29, 1996
     -----------------------------------------------------------------
     Eugene D. Burak
     Vice President and
     Chief Accounting Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partners) and on the dates indicated.

By: Prudential-Bache Properties, Inc.,
    A Delaware corporation,
    Managing General Partner
    By: /s/ Thomas F. Lynch, III                                           Date: March 29, 1996
    ------------------------------------------------------------------
    Thomas F. Lynch, III
    President, Chief Executive Officer and
    Chairman of the Board of Directors
    By: /s/ Barbara J. Brooks                                              Date: March 29, 1996
    ------------------------------------------------------------------
    Barbara J. Brooks
    Vice President-Finance and
    Chief Financial Officer
    By: /s/ Eugene D. Burak                                                Date: March 29, 1996
    ------------------------------------------------------------------
    Eugene D. Burak
    Vice President
    By: /s/ Frank W. Giordano                                              Date: March 29, 1996
    ------------------------------------------------------------------
    Frank W. Giordano
    Director
    By: /s/ Nathalie P. Maio                                               Date: March 29, 1996
    ------------------------------------------------------------------
    Nathalie P. Maio
    Director