Form 10-Q
period 1996-03-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 1996-05-15
CIK 737296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-13518

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Texas                                                    75-1933081
- --------------------------------------------------------------------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification No.)

One Seaport Plaza, New York, N.Y.                        10292-0116
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                          1996             1995
- ---------------------------------------------------------------------------------------------------
ASSETS
Property held for sale                                                 $13,103,746     $13,099,251
Cash and cash equivalents                                                  993,396         957,903
Other assets                                                                14,275          29,295
                                                                       -----------     ------------
Total assets                                                           $14,111,417     $14,086,449
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses                                  $   179,711     $   114,004
Deposits due to tenants                                                     90,692          88,910
Unearned rental income                                                      60,780          46,166
Due to affiliates, net                                                      41,317          66,280
Accrued real estate taxes                                                   33,687         105,458
                                                                       -----------     ------------
Total liabilities                                                          406,187         420,818
                                                                       -----------     ------------
Partners' capital
Limited partners (51,818 limited and equivalent units issued and
  outstanding)                                                          13,768,915      13,729,712
General partners                                                           (63,685)        (64,081 )
                                                                       -----------     ------------
Total partners' capital                                                 13,705,230      13,665,631
                                                                       -----------     ------------
Total liabilities and partners' capital                                $14,111,417     $14,086,449
                                                                       -----------     ------------
                                                                       -----------     ------------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                 Three months
                                                                                ended March 31,
                                                                             ---------------------
                                                                               1996         1995
- --------------------------------------------------------------------------------------------------
Revenues
Rental income                                                                $713,996     $677,930
Interest                                                                        5,572        3,607
                                                                             --------     --------
                                                                              719,568      681,537
                                                                             --------     --------
Expenses
Property operating                                                            262,575      253,284
Depreciation                                                                       --      186,663
General and administrative                                                    164,399       55,424
Real estate taxes                                                              59,779       64,052
                                                                             --------     --------
                                                                              486,753      559,423
                                                                             --------     --------
Net income                                                                   $232,815     $122,114
                                                                             --------     --------
                                                                             --------     --------
ALLOCATION OF NET INCOME
Limited partners                                                             $230,487     $120,893
                                                                             --------     --------
                                                                             --------     --------
General partners                                                             $  2,328     $  1,221
                                                                             --------     --------
                                                                             --------     --------
Net income per limited partnership unit                                      $   4.47     $   2.34
                                                                             --------     --------
                                                                             --------     --------
- --------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                               LIMITED       GENERAL
                                                              PARTNERS       PARTNERS        TOTAL
- -----------------------------------------------------------------------------------------------------
Partners' capital (deficit)--December 31,
  1995                                                       $13,729,712     $(64,081)    $$13,665,631
Net income                                                       230,487       2,328          232,815
Distributions                                                   (191,284)     (1,932 )       (193,216)
                                                             -----------     --------     -----------
Partners' capital (deficit)--March 31, 1996                  $13,768,915     $(63,685)    $13,705,230
                                                             -----------     --------     -----------
                                                             -----------     --------     -----------
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

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Three months
                                                                                ended March 31,
                                                                            -----------------------
                                                                              1996          1995
- ---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income and deposits received                                         $ 745,412     $ 661,605
Interest received                                                               5,572         3,607
General and administrative expenses paid                                     (132,056)      (27,644)
Property operating expenses paid                                             (254,174)     (183,835)
Real estate taxes paid                                                       (131,550)     (132,901)
                                                                            ---------     ---------
Net cash provided by operating activities                                     233,204       320,832
CASH FLOWS FROM INVESTING ACTIVITIES
Property improvements                                                          (4,495)      (16,889)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to partners                                               (193,216)     (193,216)
                                                                            ---------     ---------
Net increase in cash and cash equivalents                                      35,493       110,727
Cash and cash equivalents at beginning of period                              957,903       547,459
                                                                            ---------     ---------
Cash and cash equivalents at end of period                                  $ 993,396     $ 658,186
                                                                            ---------     ---------
                                                                            ---------     ---------
- ---------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income                                                                  $ 232,815     $ 122,114
                                                                            ---------     ---------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation                                                                       --       186,663
Changes in:
Other assets                                                                   15,020         6,488
Accounts payable and accrued expenses                                          65,707        80,909
Accrued real estate taxes                                                     (71,771)      (68,849)
Due to affiliates, net                                                        (24,963)       16,320
Unearned rental income                                                         14,614             6
Deposits due to tenants                                                         1,782       (22,819)
                                                                            ---------     ---------
Total adjustments                                                                 389       198,718
                                                                            ---------     ---------
Net cash provided by operating activities                                   $ 233,204     $ 320,832
                                                                            ---------     ---------
                                                                            ---------     ---------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (``Managing General Partner'') (``PBP''), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache/Watson & Taylor, Ltd.-2 (the ``Partnership'') as of March 31, 1996 and the results of its operations and its cash flows for the three months ended March 31, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

   On December 15, 1995, the Management Committee of the Partnership determined to seek bids for all the properties held by the Partnership. The Partnership is continuing the process of attempting to sell the properties held by the Partnership. However, there can be no assurances that any transactions will be consummated. The limited partners will be advised if the Partnership enters into a definitive agreement to sell the properties. Accordingly, effective December 31, 1995, the Partnership has reclassified its properties to held for sale and has ceased depreciating the properties for financial statement purposes only. Properties held for sale are recorded at the lower of the carrying amount or the estimated fair value less costs to sell.

B. Related Parties

   PBP and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, transfer and assignment functions, asset management, investor communications, printing and other administrative services. PBP and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to PBP and its affiliates for the three months ended March 31, 1996 and 1995 were approximately $30,000 and $20,000, respectively.

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership. Relating to the reimbursement of these services, the Partnership recorded $5,600 and $1,250 for the three months ended March 31, 1996 and 1995, respectively.

   PBP and the individual General Partners of the Partnership own 258, 130 and 130 equivalent limited partnership units, respectively. PBP receives funds from the Partnership, such as General Partner distributions and reimbursement of expenses, but has waived all of its rights resulting from its ownership of equivalent limited partnership units. Accordingly, the 258 units owned by PBP have been excluded from the calculation of net income per limited partner unit and distributions per limited partnership unit.

   Prudential Securities Incorporated (``PSI''), an affiliate of PBP, owns 180 limited partnership units at March 31, 1996.

C. Subsequent Event

   In May 1996, distributions of approximately $191,000 and $2,000 were paid to the limited partners and the General Partners, respectively, for the quarter ended March 31, 1996.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership owns and operates five mini-warehouse/business center facilities and three mini-warehouse facilities. On December 15, 1995, the Management Committee of the Partnership determined to seek bids for all the properties held by the Partnership. The Partnership is continuing the process of attempting to sell the properties held by the Partnership. However, there can be no assurances that any transactions will be consummated. The limited partners will be advised if the Partnership enters into a definitive agreement to sell the properties.

   During the three months ended March 31, 1996, the Partnership's cash and cash equivalents increased by approximately $35,000 due to cash flow from property operations in excess of distributions and capital expenditures. Distributions made during the three months ended March 31, 1996 totaled approximately $193,000 of which $191,000 and $2,000 were paid to the limited partners and General Partners, respectively. These distributions were funded from property operations.

   The Partnership's ability to make future distributions to the partners and the amount that may be made will be affected not only by the amount of cash generated by the Partnership from the operations of its properties, including the amount expended for property improvements, but also by the amount from and the timing of any sale of the Partnership's properties.

Results of Operations

   Average occupancy rates for the three months ended March 31, 1996 and 1995 were as follows:

                                                                         March 31,
                                                                       --------------
               Property                                                1996      1995
               ----------------------------------------------------------------------
               Arlington                                               87.5%     91.8%
               Arapaho                                                 93.8      92.8
               South May/I-240                                         77.8      90.4
               Santa Fe                                                80.3      95.4
               South May/44th St.                                      95.0      97.0
               Timbercrest                                             92.2      96.8
               Cherry Hill                                             86.8      89.7
               Hampton Park                                            97.2      86.8
               ----------------------------------------------------------------------
               (Average occupancy rates are calculated by averaging the monthly occu-
                pancies determined by dividing occupied square footage by available square footage as of each month-end.)

   Net income for the three month period ended March 31, 1996, increased by approximately $111,000 as compared with the corresponding period in 1995 primarily for the reasons discussed below.

   Rental income increased by approximately $36,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995. This increase relates primarily to Hampton Park, which had improved rental rates and increased average occupancy. For most of the other properties, lower average occupancy rates were, to a great extent, offset by increased rental rates.

   General and administrative expenses increased by approximately $109,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995. This variance was primarily due to increased professional fees and other costs relating to the anticipated solicitation of the consent of the limited partners for the potential sale of the properties.

   Property operating expenses increased by approximately $9,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995 due to increases in repairs and maintenance expenses at Cherry Hill and Hampton Park and advertising and promotion expenses at Timbercrest. These increases were partially offset by decreases in payroll costs at South May/I-240 and Hampton Park and decreased utility expense at Arlington.

   Depreciation expense decreased by approximately $187,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995 due to the reclassification of the Partnership's properties from held for use to held for sale as of December 31, 1995. Under generally accepted accounting principles, such properties are no longer depreciated and therefore no depreciation expense has been recorded for the three months ended March 31, 1996.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--None

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

            27.1 Financial Data Schedule (filed herewith)

        (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Prudential-Bache/Watson & Taylor, Ltd.-2

By: Prudential-Bache Properties, Inc.
    A Delaware corporation
    Managing General Partner
     By: /s/ Eugene Burak                         Date: May 15, 1996
     ----------------------------------------
     Eugene Burak
     Vice President
     Chief Accounting Officer for the
     Registrant
                                       9