Form 10-Q
period 1996-06-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 1996-08-14
CIK 737296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-13518

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Texas                                                                 75-1933081
- --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                   (I.R.S. Employer
 or organization)                                            Identification No.)

One Seaport Plaza, New York, N.Y.                                     10292-0116
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,       December 31,
                                                                          1996             1995
- ---------------------------------------------------------------------------------------------------
ASSETS
Property held for sale                                                 $13,114,814     $13,099,251
Cash and cash equivalents                                                1,155,015         957,903
Other assets                                                                42,713          29,295
                                                                       -----------     ------------
Total assets                                                           $14,312,542     $14,086,449
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses                                  $   265,456     $   114,004
Deposits due to tenants                                                     97,650          88,910
Due to affiliates, net                                                     117,216          66,280
Accrued real estate taxes                                                   81,642         105,458
Unearned rental income                                                      59,102          46,166
                                                                       -----------     ------------
Total liabilities                                                          621,066         420,818
                                                                       -----------     ------------
Partners' capital
Limited partners (51,818 limited and equivalent units issued and
  outstanding)                                                          13,755,298      13,729,712
General partners                                                           (63,822)        (64,081 )
                                                                       -----------     ------------
Total partners' capital                                                 13,691,476      13,665,631
                                                                       -----------     ------------
Total liabilities and partners' capital                                $14,312,542     $14,086,449
                                                                       -----------     ------------
                                                                       -----------     ------------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Six Months                  Three Months
                                                     Ended June 30,               Ended June 30,
                                                -------------------------     -----------------------
                                                   1996           1995           1996          1995
- -----------------------------------------------------------------------------------------------------
Revenues
Rental income                                   $1,439,989     $1,406,217     $  725,993     $728,287
Interest                                            11,454          7,746          5,882        4,139
                                                ----------     ----------     ----------     --------
                                                 1,451,443      1,413,963        731,875      732,426
                                                ----------     ----------     ----------     --------
Expenses
Property operating                                 500,538        506,856        237,963      253,572
General and administrative                         419,285        125,760        254,886       70,336
Real estate taxes                                  119,344        127,467         59,565       63,415
Depreciation                                            --        375,834             --      189,171
                                                ----------     ----------     ----------     --------
                                                 1,039,167      1,135,917        552,414      576,494
                                                ----------     ----------     ----------     --------
Net income                                      $  412,276     $  278,046     $  179,461     $155,932
                                                ----------     ----------     ----------     --------
                                                ----------     ----------     ----------     --------
ALLOCATION OF NET INCOME
Limited partners                                $  408,153     $  275,266     $  177,666     $154,373
                                                ----------     ----------     ----------     --------
                                                ----------     ----------     ----------     --------
General partners                                $    4,123     $    2,780     $    1,795     $  1,559
                                                ----------     ----------     ----------     --------
                                                ----------     ----------     ----------     --------
Net income per limited partnership unit         $     7.92     $     5.34     $     3.45     $   2.99
                                                ----------     ----------     ----------     --------
                                                ----------     ----------     ----------     --------
- -----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                             LIMITED       GENERAL
                                                            PARTNERS       PARTNERS        TOTAL
- ---------------------------------------------------------------------------------------------------
Partners' capital (deficit)--December 31, 1995             $13,729,712     $(64,081)    $13,665,631
Net income                                                     408,153       4,123          412,276
Distributions                                                 (382,567)     (3,864 )       (386,431)
                                                           -----------     --------     -----------
Partners' capital (deficit)--June 30, 1996                 $13,755,298     $(63,822)    $13,691,476
                                                           -----------     --------     -----------
                                                           -----------     --------     -----------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Six months
                                                                               ended June 30,
                                                                          -------------------------
                                                                             1996           1995
- ---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income and deposits received                                       $1,448,247     $1,436,085
Interest received                                                             11,454          7,746
General and administrative expenses paid                                    (199,543)      (107,355)
Property operating expenses paid                                            (517,892)      (511,690)
Real estate taxes paid                                                      (143,160)      (144,346)
                                                                          ----------     ----------
Net cash provided by operating activities                                    599,106        680,440
CASH FLOWS FROM INVESTING ACTIVITIES
Property improvements                                                        (15,563)      (113,757)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to partners                                              (386,431)      (386,431)
                                                                          ----------     ----------
Net increase in cash and cash equivalents                                    197,112        180,252
Cash and cash equivalents at beginning of period                             957,903        547,459
                                                                          ----------     ----------
Cash and cash equivalents at end of period                                $1,155,015     $  727,711
                                                                          ----------     ----------
                                                                          ----------     ----------
- ---------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income                                                                $  412,276     $  278,046
                                                                          ----------     ----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation                                                                      --        375,834
Changes in:
Other assets                                                                 (13,418)         2,136
Accounts payable and accrued expenses                                        151,452           (148)
Accrued real estate taxes                                                    (23,816)       (16,879)
Due to affiliates, net                                                        50,936         13,719
Unearned rental income                                                        12,936          8,733
Deposits due to tenants                                                        8,740         18,999
                                                                          ----------     ----------
Total adjustments                                                            186,830        402,394
                                                                          ----------     ----------
Net cash provided by operating activities                                 $  599,106     $  680,440
                                                                          ----------     ----------
                                                                          ----------     ----------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (``Managing General Partner'') (``PBP''), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache/Watson & Taylor, Ltd.-2 (the ``Partnership'') as of June 30, 1996 and the results of its operations and its cash flows for the six and three months ended June 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   On December 15, 1995, the Management Committee of the Partnership determined to seek bids for all the properties held by the Partnership. On June 10, 1996, the Partnership entered into a contract with Public Storage, Inc., the current property manager of the Partnership's properties, for the sale of all the Partnership's properties for an aggregate sales price of $18,000,000. This sale is subject to the approval by the limited partners holding a majority of the limited partnership units and certain other conditions and potential price adjustments, including the cost to remedy any potential environmental issues. In preparing the properties for sale, the Partnership had an environmental site assessment performed by a qualified engineering firm for each of the Partnership's properties. Two of the Partnership's properties evidenced certain levels of hazardous materials. The Managing General Partner is working with the engineering firm to determine the extent of the contamination. It is uncertain at this time what the cost of remediation or the impact on the sale of the affected properties may be. The Partnership is exploring its alternatives in addressing this issue.

   The Partnership anticipates sending proxy statements in August 1996 or as soon thereafter as practicable for the purpose of advising limited partners of the terms of the agreement and to solicit their consent of the proposed sale. It is expected that, if approved, the sale will close before December 31, 1996. Following the closing, the Partnership will make one or more cash distributions to the limited partners. The bulk of the distributions are expected to occur shortly after the closing with the remainder expected to be distributed within twelve months after the closing, at which time the Partnership would then be liquidated.

B. Related Parties

   PBP and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, transfer and assignment functions, asset management, investor communications, printing and other administrative services. PBP and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to PBP and its affiliates for the six months ended June 30, 1996 and 1995 were approximately $95,000 and $40,000, respectively, and for the three months ended June 30, 1996 and 1995, were approximately $59,000 and $20,000, respectively.

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership. Relating to the reimbursement of these services, the Partnership recorded approximately $19,000 and $3,000 for the six months ended June 30, 1996 and 1995, respectively and for the three months ended June 30, 1996 and 1995 recorded approximately $11,000 and $1,000, respectively.

   PBP and the two individual General Partners of the Partnership own 258, 130 and 130 equivalent limited partnership units, respectively. PBP receives funds from the Partnership, such as General Partner distribu-tions and reimbursement of expenses, but has waived all of its rights resulting from its ownership of equivalent limited partnership units. Accordingly, the 258 units owned by PBP have been excluded from the calculation of net income per limited partnership unit and distributions per limited partnership unit.

   Prudential Securities Incorporated (``PSI''), an affiliate of PBP, owns 180 limited partnership units at June 30, 1996.

C. Subsequent Event

   In August 1996, distributions of approximately $191,000 and $2,000 were paid to the limited partners and the General Partners, respectively, for the quarter ended June 30, 1996.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership owns and operates five mini-warehouse/business center facilities and three mini-warehouse facilities. On December 15, 1995, the Management Committee of the Partnership determined to seek bids for all the properties held by the Partnership. On June 10, 1996, the Partnership entered into a contract with Public Storage, Inc., the current property manager of the Partnership's properties, for the sale of all the Partnership's properties for an aggregate sales price of $18,000,000. This sale is subject to the approval by the limited partners holding a majority of the limited partnership units and certain other conditions and potential price adjustments, including the cost to remedy any potential environmental issues. In preparing the properties for sale, the Partnership had an environmental site assessment performed by a qualified engineering firm for each of the Partnership's properties. Two of the Partnership's properties evidenced certain levels of hazardous materials. The Managing General Partner is working with the engineering firm to determine the extent of the contamination. It is uncertain at this time what the cost of remediation or the impact on the sale of the affected properties may be. The Partnership is exploring its alternatives in addressing this issue.

   The Partnership anticipates sending proxy statements in August 1996 or as soon thereafter as practicable for the purpose of advising limited partners of the terms of the agreement and to solicit their consent of the proposed sale. It is expected that, if approved, the sale will close before December 31, 1996. Following the closing, the Partnership will make one or more cash distributions to the limited partners. The bulk of the distributions are expected to occur shortly after the closing with the remainder expected to be distributed within twelve months after the closing, at which time the Partnership would then be liquidated.

   During the six months ended June 30, 1996, the Partnership's cash and cash equivalents increased by approximately $197,000 due to cash flow from property operations in excess of distributions and capital expenditures. Distributions made during the three months ended June 30, 1996 totaled approximately $193,000 of which $191,000 and $2,000 were paid to the limited partners and General Partners, respectively. These distributions were funded from property operations.

   The Partnership's ability to make future distributions to the partners and the amount that may be made will be affected not only by the amount of cash generated by the Partnership from the operations of its properties, including the amount expended for property improvements, but also by the amount from and the timing of any sale of the Partnership's properties.

Results of Operations

   Average occupancy rates for the six months ended June 30, 1996 and 1995 were as follows:

                                                                                 June 30,
                                                                              --------------
        Property                                                              1996      1995
        ------------------------------------------------------------------------------------
        Arlington                                                             89.5%     91.6%
        Arapaho                                                               95.2      94.0
        South May/I-240                                                       80.4      89.1
        Santa Fe                                                              82.5      92.7
        South May/44th St.                                                    95.4      97.2
        Timbercrest                                                           93.5      96.8
        Cherry Hill                                                           88.5      90.9
        Hampton Park                                                          95.7      89.7
        ------------------------------------------------------------------------------------
        (Average occupancy rates are calculated by averaging the monthly occupancies deter-
          mined by dividing occupied square footage by available square footage as of each month-end.)

   Net income increased by approximately $134,000 and $24,000 for the six and three months ended June 30, 1996 as compared with the same periods in 1995 for the reasons discussed below.

   Rental income increased by approximately $34,000 for the six months ended June 30, 1996 as compared to the corresponding period in 1995. This increase relates primarily to the properties at Arapaho and Hampton Park. The increase at Arapaho was due to increased occupancy and rental rates, whereas the increase at Hampton Park was mainly due to increased occupancy rates. However, this increase was partially offset by the lower occupancy rates at all the other properties.

   Property operating expenses decreased by approximately $6,000 and $16,000 for the six and three months ended June 30, 1996 as compared to the corresponding periods in 1995. The six month decrease was due primarily to a reduction in payroll and utility expenses at most of the properties and significantly lower insurance costs at the Arlington and Hampton Park properties. These decreases were partially offset by an increase in security and alarm expense at the Hampton Park property. Similar trends occurred between the three month comparable periods in addition to a decrease of approximately $9,000 in repairs and maintenance expense.

   General and administrative expenses increased by approximately $294,000 and $185,000 for the six and three months ended June 30, 1996 as compared to the corresponding periods in 1995. This variance was primarily due to the accrual of professional fees and other costs relating to the anticipated solicitation of the consent of the limited partners for the sale of the properties.

   Depreciation expense decreased by approximately $376,000 and $189,000 for the six and three months ended June 30, 1996 as compared to the corresponding periods in 1995 due to the reclassification of the Partnership's properties from held for use to held for sale as of December 31, 1995. Under generally accepted accounting principles, such properties are no longer depreciated and therefore no depreciation expense has been recorded for the six and three months ended June 30, 1996.

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

      (b) Reports on Form 8-K

          Registrant's Current Report on Form 8-K dated June 14, 1996, as filed with the Securities and Exchange Commission on June 20, 1996, relating to Item 5 regarding the Registrant's entering into a contract of sale for all of the Registrant's properties.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Prudential-Bache/Watson & Taylor, Ltd.-2

By: Prudential-Bache Properties, Inc.
    A Delaware corporation
    Managing General Partner
     By: /s/ Eugene D. Burak                      Date: August 14, 1996
     ----------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the
     Registrant