Form 10-Q
period 1996-09-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 1996-11-14
CIK 737296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1996

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1996              1995
----------------------------------------------------------------------------------------------------
ASSETS
Property held for sale                                                 $13,148,742      $13,099,251
Cash and cash equivalents                                                1,133,516          957,903
Other assets                                                                43,228           29,295
                                                                      -------------     ------------
Total assets                                                           $14,325,486      $14,086,449
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses                                  $   311,796      $   114,004
Deposits due to tenants                                                     97,498           88,910
Accrued real estate taxes                                                   90,445          105,458
Due to affiliates                                                           60,373           66,280
Unearned rental income                                                      60,953           46,166
                                                                      -------------     ------------
Total liabilities                                                          621,065          420,818
                                                                      -------------     ------------
Partners' capital
Limited partners (51,818 limited and equivalent units issued and
  outstanding)                                                          13,768,114       13,729,712
General partners                                                           (63,693)         (64,081 )
                                                                      -------------     ------------
Total partners' capital                                                 13,704,421       13,665,631
                                                                      -------------     ------------
Total liabilities and partners' capital                                $14,325,486      $14,086,449
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Nine months                 Three months
                                                   ended September 30,          ended September 30,
                                                -------------------------     -----------------------
                                                   1996           1995           1996          1995
-----------------------------------------------------------------------------------------------------
REVENUES
Rental income                                   $2,190,501     $2,113,897     $  750,512     $707,680
Interest                                            18,769         13,213          7,315        5,467
                                                ----------     ----------     ----------     --------
                                                 2,209,270      2,127,110        757,827      713,147
                                                ----------     ----------     ----------     --------
EXPENSES
Property operating                                 772,224        773,950        271,686      267,094
General and administrative                         631,977        219,439        212,692       93,679
Real estate taxes                                  185,950        192,115         66,606       64,648
Depreciation                                            --        569,034             --      193,200
                                                ----------     ----------     ----------     --------
                                                 1,590,151      1,754,538        550,984      618,621
                                                ----------     ----------     ----------     --------
Net income                                      $  619,119     $  372,572     $  206,843     $ 94,526
                                                ----------     ----------     ----------     --------
                                                ----------     ----------     ----------     --------
ALLOCATION OF NET INCOME
Limited partners                                $  612,928     $  368,846     $  204,775     $ 93,580
                                                ----------     ----------     ----------     --------
                                                ----------     ----------     ----------     --------
General partners                                $    6,191     $    3,726     $    2,068     $    946
                                                ----------     ----------     ----------     --------
                                                ----------     ----------     ----------     --------
Net income per limited partnership unit         $    11.89     $     7.15     $     3.97     $   1.81
                                                ----------     ----------     ----------     --------
                                                ----------     ----------     ----------     --------
-----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                             LIMITED       GENERAL
                                                            PARTNERS       PARTNERS        TOTAL
---------------------------------------------------------------------------------------------------
Partners' capital (deficit)--December 31, 1995             $13,729,712     $(64,081)    $13,665,631
Net income                                                     612,928       6,191          619,119
Distributions                                                 (574,526)     (5,803 )       (580,329)
                                                           -----------     --------     -----------
Partners' capital (deficit)--September 30, 1996            $13,768,114     $(63,693)    $13,704,421
                                                           -----------     --------     -----------
                                                           -----------     --------     -----------
---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Nine months
                                                                             ended September 30,
                                                                          -------------------------
                                                                             1996           1995
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income and deposits received                                       $2,199,943     $2,149,941
Interest received                                                             18,769         13,213
Property operating expenses paid                                            (776,748)      (766,270)
General and administrative expenses paid                                    (435,568)      (139,105)
Real estate taxes paid                                                      (200,963)      (199,309)
                                                                          ----------     ----------
Net cash provided by operating activities                                    805,433      1,058,470
CASH FLOWS FROM INVESTING ACTIVITIES
Property improvements                                                        (49,491)      (151,634)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to partners                                              (580,329)      (579,646)
                                                                          ----------     ----------
Net increase in cash and cash equivalents                                    175,613        327,190
Cash and cash equivalents at beginning of period                             957,903        547,459
                                                                          ----------     ----------
Cash and cash equivalents at end of period                                $1,133,516     $  874,649
                                                                          ----------     ----------
                                                                          ----------     ----------
---------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income                                                                $  619,119     $  372,572
                                                                          ----------     ----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation                                                                      --        569,034
Changes in:
Other assets                                                                 (13,933)         5,211
Accounts payable and accrued expenses                                        197,792         38,874
Deposits due to tenants                                                        8,588         27,078
Accrued real estate taxes                                                    (15,013)        (7,194)
Due to affiliates                                                             (5,907)        49,140
Unearned rental income                                                        14,787          3,755
                                                                          ----------     ----------
Total adjustments                                                            186,314        685,898
                                                                          ----------     ----------
Net cash provided by operating activities                                 $  805,433     $1,058,470
                                                                          ----------     ----------
                                                                          ----------     ----------
---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (``Managing General Partner'') (``PBP''), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache/Watson & Taylor, Ltd.-2 (the ``Partnership'') as of September 30, 1996, the results of its operations for the nine and three months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   On December 15, 1995, the Management Committee of the Partnership determined to seek bids for all the properties held by the Partnership. On June 13, 1996, the Partnership entered into a contract with Public Storage, Inc., the current property manager of the Partnership's properties, for the sale of all the Partnership's properties for an aggregate sales price of $18,000,000 subject to certain adjustments for environmental issues. In preparing the properties for sale, the Partnership had an environmental site assessment performed by a qualified engineering firm for each of the Partnership's properties. Two of the Partnership's properties evidenced certain levels of hazardous materials. The Managing General Partner is working with the engineering firm to determine the extent of the contamination. It is uncertain at this time what the cost of remediation or the impact on the sale of the affected properties may be. The Partnership is exploring its alternatives in addressing these issues.

   In accordance with the Consent Statement dated September 17, 1996, the limited partners approved the sale, and it is expected that the sale will close before December 31, 1996 subject to certain adjustments for environmental issues noted above. Following the closing, the Partnership will make one or more cash distributions to the limited partners. The bulk of the distributions are expected to occur shortly after the closing with the remainder expected to be distributed within twelve months after the closing, at which time the Partnership would then be liquidated.

B. Related Parties

   PBP and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, transfer and assignment functions, asset management, investor communications, printing and other administrative services. PBP and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to PBP and its affiliates for the nine months ended September 30, 1996 and 1995 were approximately $113,000 and $81,000, respectively, and for the three months ended September 30, 1996 and 1995 were approximately $18,000 and $41,000, respectively.

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership. Relating to the reimbursement of these services, the Partnership recorded approximately $20,000 and $4,000 for the nine months ended September 30, 1996 and 1995, respectively, and for the three months ended September 30, 1996 and 1995 recorded approximately $1,000 in each period.

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

   Prudential Securities Incorporated, an affiliate of PBP, owns 180 limited partnership units at September 30, 1996.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership owns and operates five mini-warehouse/business center facilities and three mini-warehouse facilities. On December 15, 1995, the Management Committee of the Partnership determined to seek bids for all the properties held by the Partnership. On June 13, 1996, the Partnership entered into a contract with Public Storage, Inc., the current property manager of the Partnership's properties, for the sale of all the Partnership's properties for an aggregate sales price of $18,000,000 subject to certain adjustments for environmental issues. In preparing the properties for sale, the Partnership had an environmental site assessment performed by a qualified engineering firm for each of the Partnership's properties. Two of the Partnership's properties evidenced certain levels of hazardous materials. The Managing General Partner is working with the engineering firm to determine the extent of the contamination. It is uncertain at this time what the cost of remediation or the impact on the sale of the affected properties may be. The Partnership is exploring its alternatives in addressing these issues.

   In accordance with the Consent Statement dated September 17, 1996, the limited partners approved the sale, and it is expected that the sale will close before December 31, 1996 subject to certain adjustments for environmental issues noted above. Following the closing, the Partnership will make one or more cash distributions to the limited partners. The bulk of the distributions are expected to occur shortly after the closing with the remainder expected to be distributed within twelve months after the closing, at which time the Partnership would then be liquidated.

   During the nine months ended September 30, 1996, the Partnership's cash and cash equivalents increased by approximately $176,000 due to cash flow from property operations in excess of distributions and capital expenditures. Distributions made during the three months ended September 30, 1996 totaled approximately $193,000, of which $191,000 and $2,000 were paid to the limited partners and General Partners, respectively. These distributions were funded from property operations.

Results of Operations

   Average occupancy rates for the nine months ended September 30, 1996 and 1995 were as follows:

                                                                              September 30,
                                                                              --------------
        Property                                                              1996      1995
        ------------------------------------------------------------------------------------
        Arlington                                                             89.1%     91.6%
        Arapaho                                                               96.1      94.2
        South May/I-240                                                       84.5      87.9
        Santa Fe                                                              85.5      90.3
        South May/44th St.                                                    95.8      97.4
        Timbercrest                                                           94.1      96.2
        Cherry Hill                                                           90.4      90.7
        Hampton Park                                                          95.2      91.4
        ------------------------------------------------------------------------------------
        (Average occupancy rates are calculated by averaging the monthly occupancies deter-
          mined by dividing occupied square footage by available square footage as of each month-end.)

   Net income increased by approximately $247,000 and $112,000 for the nine and three months ended September 30, 1996 as compared with the corresponding periods in 1995 for the reasons discussed below.

   Rental income increased by approximately $77,000 and $43,000 for the nine and three months ended September 30, 1996 as compared to the corresponding periods in 1995. These variances relate primarily to increased average occupancy rates at Arapaho and Hampton Park, partially offset by lower average occupancy rates at the other properties. The three month increase was also aided by the improved occupancy rates at Santa Fe, reversing a negative trend for the first six months of 1996.

   General and administrative expenses increased by approximately $413,000 and $119,000 for the nine and three months ended September 30, 1996 as compared to the corresponding periods in 1995. These variances were primarily due to the accrual of professional fees and other costs relating to the solicitation of the consent of the limited partners for the sale of the properties.

   Depreciation expense decreased by approximately $569,000 and $193,000 for the nine and three months ended September 30, 1996 as compared to the corresponding periods in 1995 due to the reclassification of the Partnership's properties from held for use to held for sale as of December 31, 1995. Under generally accepted accounting principles, such properties are no longer depreciated and therefore no depreciation expense has been recorded for the nine and three months ended September 30, 1996. However, depreciation is still being recorded for income tax purposes.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--None

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. (a) Exhibits and Reports on Form 8-K

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

Prudential-Bache/Watson & Taylor, Ltd.-2

By: Prudential-Bache Properties, Inc.
    A Delaware corporation
    Managing General Partner
     By: /s/ Eugene D. Burak                      Date: November 14, 1996
     ----------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the Registrant