Form 10-K
period 1996-12-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 1997-03-28
CIK 737296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1996

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

                                           None
-------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No _

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [CK]

                      DOCUMENTS INCORPORATED BY REFERENCE

   Registrant's Annual Report to Limited Partners for the year ended December 31, 1996 is incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.

   Amended and Restated Certificate and Agreement of Limited Partnership, included as part of the Registration Statement on Form S-11 (File No. 2-88785) filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933, as amended, is incorporated by reference into Part IV of this Annual Report on Form 10-K.

                               Index to exhibits can be found on pages 9 and 10.

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                       THE ``SAFE HARBOR'' PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

   When used in this Annual Report on Form 10-K, the words ``Believe'' ``Anticipates,'' ``Expects'' and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Annual Report on Form 10-K pursuant to the ``Safe Harbor'' provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially, including, but not limited to, those set forth in ``Management's Discussion and Analysis of Financial Condition and Results of Operations.'' Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Registrant undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business..........................................................................    4
Item  2    Properties........................................................................    5
Item  3    Legal Proceedings.................................................................    5
Item  4    Submission of Matters to a Vote of Limited Partners...............................    5

PART II
Item  5    Market for the Registrant's Units and Related Limited Partner Matters.............    5
Item  6    Selected Financial Data...........................................................    6
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations......................................................................    6
Item  8    Financial Statements and Supplementary Data.......................................    6
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure......................................................................    6

PART III
Item 10    Directors and Executive Officers of the Registrant................................    6
Item 11    Executive Compensation............................................................    8
Item 12    Security Ownership of Certain Beneficial Owners and Management....................    8
Item 13    Certain Relationships and Related Transactions....................................    8

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K
           Financial Statements and Financial Statement Schedules............................    9
           Exhibits..........................................................................    9
           Reports on Form 8-K...............................................................   10
SIGNATURES...................................................................................   15

                                     PART I

Item 1. Business

General

   Prudential-Bache/Watson & Taylor, Ltd.-2 (the ``Registrant''), a Texas limited partnership, was formed on November 14, 1983 and will terminate in accordance with a vote of the limited partners as described below. The Registrant was formed for the purpose of acquiring, developing, owning and operating mini-storage and office/warehouse facilities with proceeds raised from the initial sale of units of limited partnership interests (``Units''). The Registrant's fiscal year for book and tax purposes ends on December 31.

   On December 15, 1995, the Management Committee of the Registrant determined to seek bids for all of the properties held by the Registrant. On June 13, 1996, the Registrant entered into a contract with Public Storage, Inc., the property manager of the Registrant's properties, for the sale of all the Registrant's properties. This sale was subject to the approval by the limited partners holding a majority of the limited partnership units and certain other conditions and potential price adjustments.

   In accordance with a consent statement dated September 17, 1996 (the ``Consent Statement''), the limited partners approved, on October 18, 1996, the sale to Public Storage, Inc. of all eight miniwarehouse facilities owned by the Registrant and the liquidation and dissolution of the Registrant. Seven of the eight properties which were under contract were sold to Public Storage, Inc. and its affiliates on December 16, 1996. The Registrant received, in cash, gross sales proceeds of $16,000,000 reduced by certain selling expenses and pro-rations of approximately $433,000. The gross sales price was in excess of the appraised value of the properties.

   The Registrant continues to own the Hampton Park property located in Capitol Heights, Maryland. This property has evidenced certain concentrations of hazardous materials which were discovered in an environmental review of the property. The results of the environmental assessment have been reported to the appropriate State environmental regulatory departments. It is uncertain at this time what the State environmental regulatory departments will ultimately require to resolve the environmental issue at the property, although currently the State is requiring that the situation be monitored on a quarterly basis. Due to the uncertainty of the environmental status of the property, Public Storage, Inc. has decided not to proceed with the purchase of this property. Accordingly, it is currently uncertain when the final sale of this property will occur.

   A distribution of $300 per limited partnership unit was made on December 19, 1996 representing the net sales proceeds reduced by a contingency reserve and funds required to meet current and future operating costs until the liquidation of the Registrant. The Registrant intends to liquidate in 1997, subject to the prior sale of the Hampton Park property, and will distribute any remaining funds at such time. There are no assurances that a buyer can be found for the Hampton Park property until the environmental issue is resolved.

   For more information regarding the Consent Statement, see Item 4 Submission of Matters to a Vote of Limited Partners.

General Partners

   The general partners of the Registrant are Prudential-Bache Properties, Inc. (``PBP''), George S. Watson and A. Starke Taylor, III (collectively, the ``General Partners''). PBP is the Managing General Partner and is responsible for the day-to-day operations of the Registrant and its investments. See Note E of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partners and their affiliates pursuant to the Partnership Agreement. See Note E of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Item 2. Properties

   As of December 31, 1996, the Registrant has sold seven of its eight properties and currently owns the following property:

                                               Average                                          Monthly
                                           Occupancy Rates                                    Rental Rates
                                         for the year ended                                     Per Unit
                                            December 31,           Land       Rentable     as of December 31,
          Property Location                    1996(1)          (in acres)     Units              1996
--------------------------------------   -------------------    ----------    --------    --------------------
Hampton Park (Capitol Heights,
  Maryland)
     Mini-warehouse                              94.5%             5.87          130         $  29 - $  280
     Commercial                                                                   68         $ 250 - $1,450
                                                                              --------
                                                                                 198
                                                                              --------
                                                                              --------

(1) Average occupancy rates are calculated by averaging the monthly occupancies determined by dividing occupied square footage by available square footage as of each month-end.

   The Managing General Partner believes the Registrant's remaining property is adequately insured.

   For the years ended December 31, 1996, 1995 and 1994, respectively, the following properties' rental revenues exceeded 15% of the Registrant's total revenue:

                                1996     1995     1994
                                ----     ----     ----
Arapaho                          19 %     19%      19%
Arlington                        16       17       18
Hampton Park                     17        *        *

 * Property's rental revenue was 15% or less of the Registrant's total revenue for the year.

   No single tenant accounted for 10% or more of the total revenue for any of the three years in the period ended December 31, 1996.

Item 3. Legal Proceedings

   This information is incorporated by reference to Note G of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Item 4. Submission of Matters to a Vote of Limited Partners

   Pursuant to the Consent Statement dated September 17, 1996, the limited partners of the Registrant approved, on October 18, 1996, the sale to Public Storage, Inc. of all the Registrant's properties and the liquidation and dissolution of the Registrant. The vote was 31,079 Units or 60.6% in favor, 334 Units or .7% against and 596 Units or 1.2% abstaining. Reference is made to the Consent Statement dated September 17, 1996 which is incorporated by reference in
Item 14.

                                    PART II

Item 5. Market for the Registrant's Units and Related Limited Partner Matters

   As of March 3, 1997, there were 3,502 holders of record owning 51,818 Units, inclusive of 258, 130 and 130 equivalent limited partnership units held by PBP and Messrs. Watson and Taylor, respectively. A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in Section 17.3 of the Partnership Agreement limiting the ability of a limited partner to transfer Units. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   The following per Unit cash distributions were paid to limited partners on or about 45 days after the end of the specified quarter and were made from current and previously undistributed cash generated by the operations of the Registrant's properties:

                      Quarter Ended                           1996      1995
                      ------------------------------------    -----     -----
                      March 31                                $3.71     $3.71
                      June 30                                  3.71      3.71
                      September 30                               --      3.71
                      December 31                                --      3.71

   In addition, a distribution of $300 per limited partnership unit was made on December 19, 1996 representing the net proceeds from the sale of seven of the Registrant's properties, reduced by a contingency reserve and funds required to meet current and future operating costs until the liquidation of the Registrant. The Registrant intends to liquidate in 1997, subject to the prior sale of the Hampton Park property, and will distribute any remaining funds at such time.

   The amount of limited partner distributions that represented a return of capital on a generally accepted accounting principles (GAAP) basis was approximately $282,000 for the year ended December 31, 1995. Also, the distributions paid to limited partners for the year ended December 31, 1996 primarily represented a return of capital on a GAAP basis. Return of capital on a GAAP basis is calculated as limited partner distributions less net income allocated to limited partners.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 10 of the Registrant's Annual Report which is filed as an exhibit hereto.

                                    Nine Months
                                       Ended                      Year ended December 31,
                                   September 30,   -----------------------------------------------------
                                       1996           1995          1994          1993          1992
                                   -------------   -----------   -----------   -----------   -----------
Total revenues                      $ 2,209,270    $ 2,841,354   $ 2,615,970   $ 2,461,721   $ 2,400,913
                                   -------------   -----------   -----------   -----------   -----------
                                   -------------   -----------   -----------   -----------   -----------
Net income                          $   619,119    $   489,304   $   402,785   $   347,081   $   355,077
                                   -------------   -----------   -----------   -----------   -----------
                                   -------------   -----------   -----------   -----------   -----------
Limited partner net income per
  Unit                              $     11.89    $      9.40   $      7.73   $      6.66   $      6.82
                                   -------------   -----------   -----------   -----------   -----------
                                   -------------   -----------   -----------   -----------   -----------
Total assets                        $14,325,486    $14,086,449   $14,263,400   $15,072,631   $15,732,923
                                   -------------   -----------   -----------   -----------   -----------
                                   -------------   -----------   -----------   -----------   -----------
Total distributions                 $   580,329    $   773,886   $ 1,044,203   $   886,930   $ 1,077,008
                                   -------------   -----------   -----------   -----------   -----------
                                   -------------   -----------   -----------   -----------   -----------
Limited partner distributions per
  Unit                              $     11.13    $     14.86   $     20.05   $     17.03   $     20.68
                                   -------------   -----------   -----------   -----------   -----------
                                   -------------   -----------   -----------   -----------   -----------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to page 11 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 10 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the Managing General Partner.

Section 16(a) Beneficial Ownership Reporting Compliance

   The Registrant, the Registrant's General Partners, PBP's directors and executive officers and any persons holding more than ten percent of the Registrant's Units are required to report their initial ownership of such Units and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such General Partners, executive officers, directors and other persons who own greater than ten percent of the Registrant's Units are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the General Partners, PBP's directors and executive officers and other persons who own greater than ten percent of the Registrant's Units or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

Prudential-Bache Properties, Inc., Managing General Partner

   The directors and executive officers of PBP and their positions with regard to managing the Registrant are as follows:

Name                            Position
Thomas F. Lynch, III            President, Chief Executive Officer, Chairman of the
                                  Board of Directors and Director
Barbara J. Brooks               Vice President--Finance and Chief Financial Officer
Eugene D. Burak                 Vice President and Chief Accounting Officer
Brian J. Martin                 Vice President
Frank W. Giordano               Director
Nathalie P. Maio                Director

   THOMAS F. LYNCH, III, age 38, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated (``PSI''), an affiliate of PBP. Mr. Lynch also serves in various capacities for other affiliated companies. Mr. Lynch joined PSI in November 1989.

   BARBARA J. BROOKS, age 48, is the Vice President--Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

   EUGENE D. BURAK, age 51, is a Vice President of PBP. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

   BRIAN J. MARTIN, age 46, is a Vice President of PBP. He is a Senior Vice President of PSI, which he joined in 1980. Mr. Martin is a Manager in the Specialty Finance Asset Management Group and also serves in various capacities for certain other affiliated companies. Mr. Martin is a member of the Pennsylvania Bar.

   FRANK W. GIORDANO, age 54, is a Director of PBP. He is a Senior Vice President of PSI and an Executive Vice President and General Counsel of Prudential Mutual Fund Management LLC, an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

   NATHALIE P. MAIO, age 46, is a Director of PBP. She is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in various capacities for other affiliated companies.

   There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and executive officers have indefinite terms.

Individual General Partners

   George S. Watson, age 56, is a financial specialist and a certified public accountant. He is also a member of the board of directors of Lyco Energy Corporation as well as the Advisory Council of the University of Texas Business School and a member of its Chancellor's Council. Mr. Watson attended the University of Texas in Austin, graduating summa cum laude in 1963 with a B.B.A. in accounting and finance. He received his M.B.A. in accounting and finance from the University of Texas in 1965, graduating first in his class and summa cum laude. He has received various awards and scholarships and is a member of many fraternal organizations including Phi Kappa Phi, the honorary scholastic fraternity.

   A. Starke Taylor, III, age 53, holds a bachelor of business administration degree from Southern Methodist University which was awarded in 1966. He is past president of the North Dallas Chamber of Commerce. Active in the community, Mr. Taylor is the chairman of the board of Priority One, an international missionary organization, the founding chairman of the board of the Park Central Athletic Association, a member of the Dallas regional board of the Salvation Army, and a board member of the Dallas Theological Seminary. Mr. Taylor was recognized in 1983 by D Magazine as one of Dallas's 10 most outstanding young business leaders.

   The two individual General Partners are not related.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 3, 1997, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any interest in the voting securities of the Managing General Partner.

   As of March 3, 1997, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any of the Units issued by the Registrant. However, the General Partners have contributed to the Registrant and, based on such contribution, they received ``equivalent units'' entitling them to participate in the distributions to the limited partners and in the Registrant's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contributions of the limited partners. The Managing General Partner has retained its right to receive funds from the Registrant, such as General Partner distributions and reimbursement of expenses, but has waived its right to share in any limited partner cash distributions and allocations of Registrant's profits and losses based upon such equivalent units.

   As of March 3, 1997, no limited partner beneficially owns more than five percent (5%) of the outstanding Units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partners and their affiliates. However, there have been no direct financial transactions between the Registrant and the individual General Partners or the directors or officers of the Managing General Partner during 1996.

   Reference is made to Notes A and E of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                           Page
                                                                                         Number in
                                                                                       Annual Report
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)            1. Financial Statements and Report of Independent Audi-
                  tors--Incorporated by reference to the Registrant's Annual Report which is filed as an exhibit hereto
                  Report of Independent Auditors                                             2
                  Financial Statements:
                  Statement of Net Assets--December 31, 1996                                 3
                  Statement of Financial Condition--December 31, 1995                        3
                  Statement of Changes in Net Assets--Three months ended December
                  31, 1996                                                                   4
                  Statements of Operations--Nine months ended September 30, 1996
                  and two years ended December 31, 1995                                      4
                  Statements of Changes in Partners' Capital--Nine months ended
                  September 30, 1996 and two years ended December 31, 1995                   5
                  Statements of Cash Flows--Nine months ended September 30, 1996
                  and two years ended December 31, 1995                                      6
                  Notes to Financial Statements                                              7
               2. Financial Statement Schedules and Consent of Independent Auditors
                  Consent of Independent Auditors
                  Schedules:
                  II--Valuation and Qualifying Accounts and Reserves--Three years ended December 31, 1996
                  III--Real Estate and Accumulated Depreciation at December 31,
                  1996
                  Notes to Schedule III--Real Estate and Accumulated Depreciation
                  All other schedules have been omitted because they are not applicable or the required information is included in the
                  financial statements and the notes thereto.
               3. Exhibits
                  Description:
                  2.01 Consent Statement dated September 17, 1996 (1)
                  3.01 Amended and Restated Certificate and Agreement of Limited
                  Partnership (2)
                  3.02 Amendment Number 8 to Amended and Restated Certificate and
                       Agreement of Limited Partnership (3)
                  4.01 Revised Form of Certificate of Limited Partnership Interest
                  (4)
                  10.01 Management Agreement (2)
                  10.02 Property Management Agreement dated as of November 1, 1988 by and between the Registrant and Public Storage Commercial
                        Properties Group, Inc. (4)
                  10.03 Property Management Agreement dated as of November 1, 1988 by and between the Registrant and Public Storage
                        Management, Inc. (4)
                  10.04 Agreement Relating to General Partner Interests (2)

                  13.01 Registrant's Annual Report to Limited Partners for the year ended December 31, 1996 (with the exception of the information and data incorporated by reference in Items 3, 7 and 8 of
                        this Annual Report on Form 10-K, no other information or
                        data appearing in the Registrant's Annual Report is to be
                        deemed filed as part of this report)
                  27   Financial Data Schedule (filed herewith)
(b)               Reports on Form 8-K
                  Registrant's Current Report on Form 8-K dated December 16, 1996, as filed with the Securities and Exchange Commission on January
                  23, 1997, relating to Item 2 regarding the sale of the
                  Registrant's properties to Public Storage, Inc.

------------------
(1) Filed on the Registrant's Proxy Statement on Schedule 14A and incorporated herein by reference.

(2) Filed as an exhibit to Registration Statement on Form S-11 (No. 2-88785) and incorporated herein by reference.

(3) Filed as an exhibit to Registrant's Form 10-Q for the quarter ended March 31, 1990 and incorporated herein by reference.

(4) Filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.

                        CONSENT OF INDEPENDENT AUDITORS

To the Partners
Prudential-Bache/Watson & Taylor, Ltd.-2

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Prudential-Bache/Watson & Taylor, Ltd.-2 of our report dated February 7, 1997, except for Note G, as to which the date is March 5, 1997, included in the 1996 Annual Report to Limited Partners of Prudential-Bache/Watson & Taylor, Ltd.-2.

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

/s/ Ernst & Young LLP
New York, New York
February 7, 1997, except for Note G,
  as to which the date is March 5, 1997

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                               December 31, 1996

--------------------------------------------------------------------------------
Allowance for Loss on Impairment of Assets

                                                                  Deductions - Amounts
 Year Ended         Balance at          Additions - Amounts        Written-off During       Balance at
December 31,     Beginning of Year      Reserved During Year              Year              End of Year
------------     -----------------      --------------------      --------------------      -----------
    1994            $ 1,418,000               --                        --                  $ 1,418,000
    1995            $ 1,418,000               --                        --                  $ 1,418,000
    1996            $ 1,418,000               --                        --                  $ 1,418,000(1)
-------------------------------------------------------------------------------------------------------
(1) Shown as a direct deduction of carrying value of remaining property.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1996

                                                                                              Amount at which carried at
                                                                                                     close of year
                                                                                    -----------------------------------------------
                                        Initial cost to                                                                Permanent
                                          Registrant                  Costs                                          writedown of
                                           (Note B)                capitalized                                      impaired assets
                                 -----------------------------      subsequent                                      and accumulated
         Description                            Buildings and           to                       Buildings and       depreciation
          (Note A)                  Land         Improvements      acquisition        Land        Improvements       (Notes C & D)
-----------------------------    ----------     --------------     ------------     --------     --------------     ---------------
Hampton Park
(Capitol Heights, Maryland)         925,595               --         3,274,366       926,441        3,273,520           2,681,440
                                 ----------     --------------     ------------     --------     --------------     ---------------
                                 $  925,595       $       --       $ 3,274,366      $926,441       $3,273,520         $ 2,681,440
                                 ----------     --------------     ------------     --------     --------------     ---------------
                                 ----------     --------------     ------------     --------     --------------     ---------------
-----------------------------------------------------------------------------------------------------------------------------------

         Description             Total         Date(s) of         Date
          (Note A)              (Note C)      construction      acquired
-----------------------------  ----------     -------------     --------
Hampton Park
(Capitol Heights, Maryland)     1,518,521         1985/86         1984
                               ----------
                               $1,518,521
                               ----------
                               ----------
---------------------------------------------------------------------------------

                        See notes on the following page

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                             NOTES TO SCHEDULE III
                               December 31, 1996

NOTE A--There are no mortgages, deeds of trust or similar encumbrances against
the remaining   property.
NOTE B--Initial cost represents the initial purchase price of the property
including acquisition   fees.
NOTE C--RECONCILIATION SUMMARY OF TRANSACTIONS--REAL ESTATE

                                                                    Year ended December 31,
                                                           -----------------------------------------
                                                              1996           1995           1994
                                                           -----------    -----------    -----------
Balance at beginning of year............................   $22,792,224    $22,623,910    $22,494,603
Allocation of accumulated depreciation against the
  carrying amount of the properties based upon the
  reclassification of the properties as held for sale...    (8,274,973)            --             --
Allocation of allowance for loss on impairment of assets
  against the carrying amount of the properties based
  upon the reclassification of the properties as held
  for sale..............................................    (1,418,000)            --             --
Additions during the year--property improvements                51,988        168,314        129,307
Deductions during the year--costs of properties
  sold(1)...............................................   (11,632,718)            --             --
                                                           -----------    -----------    -----------
Balance at close of year................................   $ 1,518,521    $22,792,224    $22,623,910
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------
(1) In December 1996, the Registrant sold all of its properties except for Hampton Park.

   The aggregate cost of land, buildings and improvements, and furniture and fixtures for Federal income tax purposes as of December 31, 1996 was $2,508,000.

NOTE D--RECONCILIATION SUMMARY OF TRANSACTIONS--ACCUMULATED DEPRECIATION

                                                                    Year ended December 31,
                                                           -----------------------------------------
                                                              1996           1995           1994
                                                           -----------    -----------    -----------
Balance at beginning of year............................   $ 8,274,973    $ 7,511,313    $ 6,778,084
Depreciation during the year charged to expense(1)......            --        763,660        733,229
Allocation of accumulated depreciation against the
  carrying amount of the properties based upon the
  reclassification of the properties as held for sale...    (8,274,973)            --             --
                                                           -----------    -----------    -----------
Balance at close of year................................   $        --    $ 8,274,973    $ 7,511,313
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------

   (1) The Partnership ceased depreciating the properties for financial reporting purposes when the properties were reclassified as held for sale as of December 31, 1995.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential-Bache/Watson & Taylor, Ltd.-2

By: Prudential-Bache Properties, Inc.,
    A Delaware corporation,
    Managing General Partner
     By: /s/ Eugene D. Burak                      Date: March 27, 1997
     ----------------------------------------
     Eugene D. Burak
     Vice President and
     Chief Accounting Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Prudential-Bache Properties, Inc.,
    A Delaware corporation,
    Managing General Partner
    By: /s/ Thomas F. Lynch, III                  Date: March 27, 1997
    -----------------------------------------
    Thomas F. Lynch, III
    President, Chief Executive Officer,
    Chairman of the Board of Directors and
Director
    By: /s/ Barbara J. Brooks                     Date: March 27, 1997
    -----------------------------------------
    Barbara J. Brooks
    Vice President-Finance and
    Chief Financial Officer
    By: /s/ Eugene D. Burak                       Date: March 27, 1997
    -----------------------------------------
    Eugene D. Burak
    Vice President
    By: /s/ Frank W. Giordano                     Date: March 27, 1997
    -----------------------------------------
    Frank W. Giordano
    Director
    By: /s/ Nathalie P. Maio                      Date: March 27, 1997
    -----------------------------------------
    Nathalie P. Maio
    Director