Form 10-Q
period 1997-06-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 1997-08-14
CIK 737296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-13518

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Texas                                               75-1933081
--------------------------------------------------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

One Seaport Plaza, New York, N.Y.               10292-0128
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
                          (in process of liquidation)
                                  (Unaudited)

                                                                         June 30,      December 31,
                                                                           1997            1996
---------------------------------------------------------------------------------------------------
ASSETS
Property held for sale                                                  $1,518,521      $1,518,521
Cash and cash equivalents                                                  925,275       1,227,972
Other assets                                                               106,710          63,620
                                                                        ----------     ------------
Total assets                                                             2,550,506       2,810,113
                                                                        ----------     ------------
LIABILITIES
Estimated liquidation costs                                                367,974         385,000
Other liabilities                                                           90,356         368,769
Due to affiliates                                                           21,416          47,022
                                                                        ----------     ------------
Total liabilities                                                          479,746         800,791
                                                                        ----------     ------------
Contingencies
Net assets available to limited and general partners                    $2,070,760      $2,009,322
                                                                        ----------     ------------
                                                                        ----------     ------------
Limited and equivalent partnership units issued and outstanding             51,818          51,818
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                              PARTNERS      PARTNERS       TOTAL
---------------------------------------------------------------------------------------------------
Net assets in liquidation--December 31, 1996                 $2,009,322     $    --      $2,009,322
Changes in estimated liquidation values of assets and
  liabilities                                                    61,438          --          61,438
                                                             ----------     --------     ----------
Net assets in liquidation--June 30, 1997                     $2,070,760     $    --      $2,070,760
                                                             ----------     --------     ----------
                                                             ----------     --------     ----------
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

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                            STATEMENT OF OPERATIONS
                             (going concern basis)
                                  (Unaudited)

                                                                       Six Months      Three Months
                                                                          Ended            Ended
                                                                        June 30,         June 30,
                                                                          1996             1996
----------------------------------------------------------------------------------------------------
REVENUES
Rental income                                                          $1,439,989        $ 725,993
Interest                                                                   11,454            5,882
                                                                       -----------     -------------
                                                                        1,451,443          731,875
                                                                       -----------     -------------
EXPENSES
Property operating                                                        500,538          237,963
General and administrative                                                419,285          254,886
Real estate taxes                                                         119,344           59,565
                                                                       -----------     -------------
                                                                        1,039,167          552,414
                                                                       -----------     -------------
Net income                                                             $  412,276        $ 179,461
                                                                       -----------     -------------
                                                                       -----------     -------------
ALLOCATION OF NET INCOME
Limited partners                                                       $  408,153        $ 177,666
                                                                       -----------     -------------
                                                                       -----------     -------------
General partners                                                       $    4,123        $   1,795
                                                                       -----------     -------------
                                                                       -----------     -------------
Net income per limited partnership unit                                $     7.92        $    3.45
                                                                       -----------     -------------
                                                                       -----------     -------------
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

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                            STATEMENT OF CASH FLOWS
                             (going concern basis)
                                  (Unaudited)

                                                                                      Six Months
                                                                                         Ended
                                                                                       June 30,
                                                                                         1996
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income and deposits received                                                   $1,448,247
Interest received                                                                         11,454
Property operating expenses paid                                                        (517,892)
Real estate taxes paid                                                                  (143,160)
General and administrative expenses paid                                                (199,543)
                                                                                      -----------
Net cash provided by operating activities                                                599,106
CASH FLOWS FROM INVESTING ACTIVITIES
Property improvements                                                                    (15,563)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to partners                                                          (386,431)
                                                                                      -----------
Net increase in cash and cash equivalents                                                197,112
Cash and cash equivalents at beginning of period                                         957,903
                                                                                      -----------
Cash and cash equivalents at end of period                                            $1,155,015
                                                                                      -----------
                                                                                      -----------
-------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income                                                                            $  412,276
                                                                                      -----------
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in:
Other assets                                                                             (13,418)
Accounts payable and accrued expenses                                                    151,452
Due to affiliates                                                                         50,936
Accrued real estate taxes                                                                (23,816)
Unearned rental income                                                                    12,936
Deposits due to tenants                                                                    8,740
                                                                                      -----------
Total adjustments                                                                        186,830
                                                                                      -----------
Net cash provided by operating activities                                             $  599,106
                                                                                      -----------
                                                                                      -----------
-------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of this statement

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('Managing General Partner') ('PBP'), the financial statements for the period ended June 30, 1997 contain all adjustments necessary to present fairly such information subject to the effects of any further liquidation accounting adjustments that would have been required had the current realizable values of assets and the amounts of liabilities been known when Prudential-Bache/Watson & Taylor, Ltd.-2 (the 'Partnership') first adopted the liquidation basis of accounting as of October 1, 1996. Prior to October 1, 1996, the books and records of the Partnership were maintained on a going concern accrual basis of accounting.

   The Partnership continues to own the Hampton Park property located in Capitol Heights, Maryland. This property evidenced certain concentrations of hazardous materials discovered in an environmental review of the property. The State environmental regulatory department has advised the Partnership that it will continue to monitor the property, but it is uncertain at this time what will ultimately be required to resolve the environmental issue at the property. There are no assurances that a buyer can be found for the Hampton Park property until the environmental issue is resolved. Therefore, it is uncertain when the final sale of this property will be accomplished.

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

B. Related Parties

   PBP and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, transfer and assignment functions, asset management, investor communications, printing and other administrative services. PBP and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to PBP and its affiliates for the six and three months ended June 30, 1996 were approximately $95,000 and $59,000, respectively.

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership. The Partnership recorded approximately $19,000 and $11,000 for the six and three months ended June 30, 1996, respectively, relating to the reimbursement of these services.

   Estimated liquidation costs payable to the General Partners and their affiliates were approximately $140,000 as of June 30, 1997 and December 31, 1996.

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

   Prudential Securities Incorporated, an affiliate of PBP, owns 180 limited partnership units at June 30, 1997.

C. Contingencies

   On March 5, 1997, a lawsuit captioned Madison Partnership Liquidity Investors VIII, LLC ('Madison') v. Prudential-Bache Properties, Inc. was filed in the Court of Chancery in the State of Delaware. The suit alleges a breach of contract with Madison and a breach of fiduciary duty to Madison, as well as intentional interference with the contract between Madison and the purported tendering limited partners. The suit seeks injunctive and declaratory relief demanding that the Partnership's transfer agent effectuate the purported transfers to Madison, pursuant to the tender offer made by Madison to the limited partners. The lawsuit does not name the Partnership as a defendant but does name the Partnership's Managing General Partner. The distribution amounts in excess of Madison's tender offer price, with respect to the units that are the subject of this lawsuit, have been escrowed by the Partnership's transfer agent. The case was settled as of July 25, 1997. The settlement resolves the issues presented by the litigation without payment of monetary consideration. Upon completion of certain actions by the parties, the case will be dismissed with prejudice.

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

   The Partnership continues to own the Hampton Park property located in Capitol Heights, Maryland. This property evidenced certain concentrations of hazardous materials discovered in an environmental review of the property. The State environmental regulatory department has advised the Partnership that it will continue to monitor the property, but it is uncertain at this time what will ultimately be required to resolve the environmental issue at the property. There are no assurances that a buyer can be found for the Hampton Park property until the environmental issue is resolved. Therefore, it is uncertain when the final sale of this property will be accomplished.

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

Prudential-Bache/Watson & Taylor, Ltd.-2

By: Prudential-Bache Properties, Inc.
    A Delaware corporation
    Managing General Partner

     By: /s/ Eugene D. Burak                      Date: August 14, 1997
     ----------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the Registrant