Form 10-Q
period 1997-09-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 1997-11-14
CIK 737296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1997

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
                          (in process of liquidation)
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1997              1996
----------------------------------------------------------------------------------------------------
ASSETS
Property held for sale                                                 $ 1,518,521       $1,518,521
Cash and cash equivalents                                                  850,079        1,227,972
Other assets                                                                99,996           63,620
                                                                      -------------     ------------
Total assets                                                             2,468,596        2,810,113
                                                                      -------------     ------------
LIABILITIES
Estimated liquidation costs                                                325,993          800,791
                                                                      -------------     ------------
Net assets available to limited and general partners                   $ 2,142,603       $2,009,322
                                                                      -------------     ------------
                                                                      -------------     ------------
Limited and equivalent partnership units issued and outstanding             51,818           51,818
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                              PARTNERS      PARTNERS       TOTAL
---------------------------------------------------------------------------------------------------
Net assets in liquidation--December 31, 1996                 $2,009,322     $    --      $2,009,322
Changes in estimated liquidation values of assets and
  liabilities                                                   133,281          --         133,281
                                                             ----------     --------     ----------
Net assets in liquidation--September 30, 1997                $2,142,603     $    --      $2,142,603
                                                             ----------     --------     ----------
                                                             ----------     --------     ----------
---------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                            STATEMENT OF OPERATIONS
                             (going concern basis)
                                  (Unaudited)

                                                                      Nine Months        Three Months
                                                                         Ended              Ended
                                                                     September 30,      September 30,
                                                                          1996               1996
------------------------------------------------------------------------------------------------------
REVENUES
Rental income                                                          $2,190,501          $750,512
Interest                                                                   18,769             7,315
                                                                     --------------     --------------
                                                                        2,209,270           757,827
                                                                     --------------     --------------
EXPENSES
Property operating                                                        772,224           271,686
General and administrative                                                631,977           212,692
Real estate taxes                                                         185,950            66,606
                                                                     --------------     --------------
                                                                        1,590,151           550,984
                                                                     --------------     --------------
Net income                                                             $  619,119          $206,843
                                                                     --------------     --------------
                                                                     --------------     --------------
ALLOCATION OF NET INCOME
Limited partners                                                       $  612,928          $204,775
                                                                     --------------     --------------
                                                                     --------------     --------------
General partners                                                       $    6,191          $  2,068
                                                                     --------------     --------------
                                                                     --------------     --------------
Net income per limited partnership unit                                $    11.89          $   3.97
                                                                     --------------     --------------
                                                                     --------------     --------------
------------------------------------------------------------------------------------------------------

                The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                            STATEMENT OF CASH FLOWS
                             (going concern basis)
                                  (Unaudited)

                                                                                      Nine Months
                                                                                         Ended
                                                                                     September 30,
                                                                                          1996
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income and deposits received                                                    $2,199,943
Interest received                                                                          18,769
Property operating expenses paid                                                         (776,748)
General and administrative expenses paid                                                 (435,568)
Real estate taxes paid                                                                   (200,963)
                                                                                     --------------
Net cash provided by operating activities                                                 805,433
CASH FLOWS FROM INVESTING ACTIVITIES
Property improvements                                                                     (49,491)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to partners                                                           (580,329)
                                                                                     --------------
Net increase in cash and cash equivalents                                                 175,613
Cash and cash equivalents at beginning of period                                          957,903
                                                                                     --------------
Cash and cash equivalents at end of period                                             $1,133,516
                                                                                     --------------
                                                                                     --------------
---------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income                                                                             $  619,119
                                                                                     --------------
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in:
Other assets                                                                              (13,933)
Accounts payable and accrued expenses                                                     197,792
Due to affiliates                                                                          (5,907)
Accrued real estate taxes                                                                 (15,013)
Unearned rental income                                                                     14,787
Deposits due to tenants                                                                     8,588
                                                                                     --------------
Total adjustments                                                                         186,314
                                                                                     --------------
Net cash provided by operating activities                                              $  805,433
                                                                                     --------------
                                                                                     --------------
---------------------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of this statement

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('Managing General Partner') ('PBP'), the financial statements for the period ended September 30, 1997 contain all adjustments necessary to present fairly such information subject to the effects of any further liquidation accounting adjustments that would have been required had the current realizable values of assets and the amounts of liabilities been known when Prudential-Bache/Watson & Taylor, Ltd.-2 (the 'Partnership') first adopted the liquidation basis of accounting as of October 1, 1996. Prior to October 1, 1996, the books and records of the Partnership were maintained on a going concern accrual basis of accounting.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996. Certain balances from prior periods have been reclassified to conform with the current financial statement presentation.

   The Partnership continues to own the Hampton Park property located in Capitol Heights, Maryland. This property evidenced certain concentrations of hazardous materials discovered in an environmental review of the property. The property continues to be monitored by the State environmental regulatory department, but it is uncertain at this time what will ultimately be required to resolve the environmental issue at the property. The Partnership intends to sell the property as soon as possible, however, no buyer for the property has been identified and it is uncertain when any such sale will be consummated.

B. Related Parties

   PBP and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, transfer and assignment functions, asset management, investor communications, printing and other administrative services. PBP and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to PBP and its affiliates for the nine and three months ended September 30, 1996 were approximately $113,000 and $18,000, respectively.

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative functions on behalf of the Partnership. The Partnership recorded approximately $20,000 and $1,000 for the nine and three months ended September 30, 1996, respectively, relating to the reimbursement of these services.

   Estimated liquidation costs payable to the General Partners and their affiliates were approximately $98,000 and $187,000 as of September 30, 1997 and December 31, 1996, respectively.

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

   Prudential Securities Incorporated, an affiliate of PBP, owns 180 limited partnership units at September 30, 1997.

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

   The Partnership continues to own the Hampton Park property located in Capitol Heights, Maryland. This property evidenced certain concentrations of hazardous materials discovered in an environmental review of the property. The property continues to be monitored by the State environmental regulatory department, but it is uncertain at this time what will ultimately be required to resolve the environmental issue at the property. The Partnership intends to sell the property as soon as possible, however, no buyer for the property has been identified and it is uncertain when any such sale will be consummated.

   A distribution of $300 per limited partnership unit was made on December 19, 1996 representing the net sales proceeds reduced by a contingency reserve and funds required to meet the anticipated current and future operating costs until the liquidation of the Partnership. The Partnership intends to liquidate in 1998, subject to and assuming the prior sale of the Hampton Park property, and will distribute any remaining funds at such time. In accordance with the Partnership Agreement, such distributions to partners will be made based upon each partner's capital account for Federal income tax purposes. Estimated costs expected to be incurred through the date of liquidation of the Partnership have been accrued in the accompanying financial statements.

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

Prudential-Bache/Watson & Taylor, Ltd.-2

By: Prudential-Bache Properties, Inc.
    A Delaware corporation
    Managing General Partner

     By: /s/ Eugene D. Burak                      Date: November 14, 1997
     ----------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the
     Registrant