Form 10-K
period 1997-12-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 1998-03-31
CIK 737296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1997

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

Registrant's telephone number, including area code (212) 214-3500

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

   Registrant's Annual Report to Limited Partners for the year ended December 31, 1997 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K.

   Amended and Restated Certificate and Agreement of Limited Partnership, included as part of the Registration Statement on Form S-11 (File No. 2-88785) filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933, as amended, is incorporated by reference into Part IV of this Annual Report on Form 10-K.

                                Index to exhibits can be found on pages 8 and 9.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business..........................................................................    3
Item  2    Properties........................................................................    4
Item  3    Legal Proceedings.................................................................    4
Item  4    Submission of Matters to a Vote of Limited Partners...............................    4


PART II
Item  5    Market for the Registrant's Units and Related Limited Partner Matters.............    4
Item  6    Selected Financial Data...........................................................    5
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations......................................................................    5
Item  8    Financial Statements and Supplementary Data.......................................    5
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure......................................................................    5

PART III
Item 10    Directors and Executive Officers of the Registrant................................    5
Item 11    Executive Compensation............................................................    7
Item 12    Security Ownership of Certain Beneficial Owners and Management....................    7
Item 13    Certain Relationships and Related Transactions....................................    7

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K...................    8
           Financial Statements and Financial Statement Schedules............................    8
           Exhibits..........................................................................    8
           Reports on Form 8-K...............................................................    9
SIGNATURES...................................................................................   14

                                     PART I

Item 1. Business

General

   Prudential-Bache/Watson & Taylor, Ltd.-2 (the 'Registrant'), a Texas limited partnership, was formed on November 14, 1983 and will terminate in accordance with a vote of the limited partners as described below. The Registrant was formed for the purpose of acquiring, developing, owning and operating mini-storage and office/warehouse facilities with proceeds raised from the initial sale of units of limited partnership interests ('Units'). The Registrant's fiscal year for book and tax purposes ends on December 31.

   On December 15, 1995, the Management Committee of the Registrant determined to seek bids for all the properties held by the Registrant. On June 13, 1996, the Registrant entered into a contract with Public Storage, Inc., the property manager of the Registrant's properties, for the sale of all the Registrant's properties. This sale was subject to the approval by the limited partners holding a majority of the limited partnership units and certain other conditions and potential price adjustments.

   In accordance with a consent statement dated September 17, 1996, the limited partners approved, on October 18, 1996, the sale to Public Storage, Inc. of all eight miniwarehouse facilities owned by the Registrant and the liquidation and dissolution of the Registrant. Seven of the eight properties which were under contract were sold to Public Storage, Inc. and its affiliates on December 16, 1996. The Registrant received, in cash, gross sales proceeds of $16,000,000 reduced by certain selling expenses and prorations of approximately $433,000. The gross sales price was in excess of the appraised value of the properties.

   The Registrant continues to own the Hampton Park property located in Capitol Heights, Maryland. This property evidenced certain concentrations of hazardous materials discovered in an environmental review of the property. The property continues to be monitored by the State environmental regulatory department, but it is uncertain at this time what will ultimately be required to resolve the environmental issue at the property. The Registrant intends to sell the property as soon as possible; however, no buyer for the property has been identified and it is uncertain when any such sale will be consummated.

   A distribution of $300 per limited partnership unit was made on December 19, 1996 representing the net sales proceeds reduced by a contingency reserve and funds required to meet the anticipated current and future operating costs until the liquidation of the Registrant. The Registrant intends to liquidate in 1998, subject to and assuming the prior sale of the Hampton Park property, and will distribute any remaining funds at such time.

   Effective February 28, 1998, American Office Park Properties, Inc., a subsidiary of Public Storage, Inc., terminated its management of the Hampton Park property. The Registrant has entered into a management agreement ('Management Agreement') with Watson & Taylor Management, Inc. ('WTMI'), an affiliate of the individual General Partners, effective March 1, 1998. WTMI will be responsible for the day-to-day operation of the property, including the supervision of the on-site managers and the establishment of rental policies and rates for new rentals and renewals and will direct the marketing activity for the property.

General Partners

   The general partners of the Registrant are Prudential-Bache Properties, Inc. ('PBP'), George S. Watson and A. Starke Taylor, III (collectively, the 'General Partners'). PBP is the Managing General Partner and is responsible for the day-to-day operations of the Registrant and its investments. See Note E of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partners and their affiliates pursuant to the Partnership Agreement. See Note E of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Item 2. Properties

   As of December 31, 1997, the Registrant owns the following property:

                                               Average                                          Monthly
                                           Occupancy Rates                                    Rental Rates
                                         for the year ended                                     Per Unit
                                            December 31,           Land       Rentable     as of December 31,
          Property Location                    1997(1)          (in acres)     Units              1997
--------------------------------------   -------------------    ----------    --------    --------------------
Hampton Park (Capitol Heights,
  Maryland)
     Mini-warehouse                              92.3%             5.87          130         $  29 -   $280
     Commercial                                                                   68         $ 200 - $1,523
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

   For the years ended December 31, 1997, 1996 and 1995, respectively, the following properties' rental revenues exceeded 15% of the Registrant's total revenue:

                                1997     1996     1995
                                ----     ----     ----
Hampton Park                     95 %     17%       *%
Arapaho                          --       19       19
Arlington                        --       16       17

 * Property's rental revenue was 15% or less of the Registrant's total revenue for the year.

Item 3. Legal Proceedings

   None

Item 4. Submission of Matters to a Vote of Limited Partners

   None

                                    PART II

Item 5. Market for the Registrant's Units and Related Limited Partner Matters

   As of March 5, 1998, there were 3,454 holders of record owning 51,818 Units, inclusive of 258, 130 and 130 equivalent limited partnership units held by PBP and Messrs. Watson and Taylor, respectively. A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in Section 17.3 of the Partnership Agreement limiting the ability of a limited partner to transfer Units. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   The following per Unit cash distributions were paid to limited partners on or about 45 days after the end of the specified quarter and were made from current and previously undistributed cash generated by the operations of the Registrant's properties:

                      Quarter Ended                           1997      1996
                      ------------------------------------    -----     -----
                      March 31                                $  --     $3.71
                      June 30                                    --      3.71
                      September 30                               --        --
                      December 31                                --        --

   In addition, a distribution of $300 per limited partnership unit was made on December 19, 1996 representing the net proceeds from the sale of seven of the Registrant's properties, reduced by a contingency reserve and funds required to meet the anticipated current and future operating costs until the liquidation of the Registrant. The Registrant intends to liquidate in 1998, subject to and assuming the prior sale of the Hampton Park property, and will distribute any remaining funds at such time.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 8 of the Registrant's Annual Report which is filed as an exhibit hereto.

                                               Nine Months*
                                                   Ended               Year ended December 31,
                                               September 30,   ---------------------------------------
                                                   1996           1995          1994          1993
                                               -------------   -----------   -----------   -----------
Total revenues                                  $ 2,209,270    $ 2,841,354   $ 2,615,970   $ 2,461,721
                                               -------------   -----------   -----------   -----------
                                               -------------   -----------   -----------   -----------
Net income                                      $   619,119    $   489,304   $   402,785   $   347,081
                                               -------------   -----------   -----------   -----------
                                               -------------   -----------   -----------   -----------
Limited partner net income per Unit             $     11.89    $      9.40   $      7.73   $      6.66
                                               -------------   -----------   -----------   -----------
                                               -------------   -----------   -----------   -----------
Total assets                                    $14,325,486    $14,086,449   $14,263,400   $15,072,631
                                               -------------   -----------   -----------   -----------
                                               -------------   -----------   -----------   -----------
Total distributions                             $   580,329    $   773,886   $ 1,044,203   $   886,930
                                               -------------   -----------   -----------   -----------
                                               -------------   -----------   -----------   -----------
Limited partner distributions per Unit          $     11.13    $     14.86   $     20.05   $     17.03
                                               -------------   -----------   -----------   -----------
                                               -------------   -----------   -----------   -----------
* As of October 1, 1996, the Partnership adopted the liquidation basis of accounting in accordance with generally accepted accounting principles and, therefore, there is no reporting of results of operations for the three months ended December 31, 1996 and for the year ended December 31, 1997.
  Total assets at December 31, 1996 and 1997 were $2,810,113 and $2,468,042, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to page 9 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 8 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the Managing General Partner.

Section 16(a) Beneficial Ownership Reporting Compliance

   The Registrant, the Registrant's General Partners, PBP's directors and executive officers and any persons holding more than 10% of the Registrant's Units are required to report their initial ownership of such Units and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such General Partners, executive officers, directors and other persons who own greater than 10% of the Registrant's Units are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the

General Partners, PBP's directors and executive officers and other persons who own greater than 10% of the Registrant's Units or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

Prudential-Bache Properties, Inc., Managing General Partner

   The directors and executive officers of PBP and their positions with regard to managing the Registrant are as follows:

Name                            Position
Brian J. Martin                 President, Chief Executive Officer,
                                  Chairman of the Board of Directors
                                  and Director
Barbara J. Brooks               Vice President--Finance and Chief
                                  Financial Officer
Eugene D. Burak                 Vice President and Chief Accounting Officer
Frank W. Giordano               Director
Nathalie P. Maio                Director

   BRIAN J. MARTIN, age 47, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated ('PSI'), an affiliate of PBP. Mr. Martin also serves in various capacities for certain other affiliated companies. Mr. Martin joined PSI in 1980. Mr. Martin is a member of the Pennsylvania Bar.

   BARBARA J. BROOKS, age 49, is the Vice President--Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

   EUGENE D. BURAK, age 52, is a Vice President of PBP. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

   FRANK W. GIORDANO, age 55, is a Director of PBP. He is a Senior Vice President of PSI and an Executive Vice President and General Counsel of Prudential Mutual Fund Management, LLC, an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

   NATHALIE P. MAIO, age 47, is a Director of PBP. She is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in various capacities for other affiliated companies.

   Thomas F. Lynch, III ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and a Director of Prudential-Bache Properties, Inc. effective May 2, 1997. Effective May 2, 1997, Brian J. Martin was elected President, Chief Executive Officer, Chairman of the Board of Directors and a Director of Prudential-Bache Properties, Inc.

   There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and executive officers have indefinite terms.

Individual General Partners

   GEORGE S. WATSON, age 57, is a financial specialist and a certified public accountant. He has been instrumental in the success of The Community Minority Business Advancement Program sponsored by the University of Texas at Austin College and Graduate Schools of Business. Mr. Watson is a member of the Advisory Council of the University of Texas at Austin Business School and a member of its Chancellor's Council. Mr. Watson attended the University of Texas at Austin, graduating summa cum laude in 1963 with a BBA in accounting and finance. He received his MBA in accounting and finance from the University of Texas in 1965, graduating first in his class and summa cum laude. He also has received various awards and scholarships and is a member of many fraternal organizations including Phi Kappa Phi, the honorary scholastic society. Mr. Watson has over 25 years of experience in real estate and financial investments.

   A. STARKE TAYLOR, III, age 54, holds a bachelor of business administration degree from Southern Methodist University which was awarded in 1966. He is past president of the North Dallas Chamber of Commerce. Mr. Taylor is a member of the boards of the Dallas Theological Seminary and the Northeast Texas Regional Board of Young Life. He is president of Sovereign Corporation, a business investment and finance organization. Mr. Taylor has over 25 years of experience in real estate, insurance and financial investments.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 5, 1998, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any interest in the voting securities of the Managing General Partner.

   As of March 5, 1998, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any of the Units issued by the Registrant. However, the General Partners have contributed to the Registrant and, based on such contribution, they received 'equivalent units' entitling them to participate in the distributions to the limited partners and in the Registrant's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contributions of the limited partners. The Managing General Partner has retained its right to receive funds from the Registrant, such as General Partner distributions and reimbursement of expenses, but has waived its right to share in any limited partner cash distributions and allocations of Registrant's profits and losses based upon such equivalent units.

   As of March 5, 1998, no limited partner beneficially owns more than 5% of the outstanding Units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partners and their affiliates. However, there have been no direct financial transactions between the Registrant and the individual General Partners or the directors or officers of the Managing General Partner during 1997.

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

                  Report of Independent Auditors                                             2
                  Financial Statements:
                  Statements of Net Assets--December 31, 1997 and 1996                       3
                  Statements of Changes in Net Assets--Year ended December 31, 1997
                  and three months ended December 31, 1996                                   3
                  Statements of Operations--Nine months ended September 30, 1996
                  and year ended December 31, 1995                                           4
                  Statements of Changes in Partners' Capital--Nine months ended
                  September 30, 1996 and year ended December 31, 1995                        4
                  Statements of Cash Flows--Nine months ended September 30, 1996
                  and year ended December 31, 1995                                           5
                  Notes to Financial Statements                                              6

               2. Financial Statement Schedules and Consent of Independent Auditors
                  Consent of Independent Auditors
                  Schedules:
                  II-- Valuation and Qualifying Accounts and Reserves--Three years ended December 31, 1997
                  III--Real Estate and Accumulated Depreciation at December 31,
                  1997
                  Notes to Schedule III--Real Estate and Accumulated Depreciation
                  All other schedules have been omitted because they are not applicable or the required information is included in the
                  financial statements and the notes thereto.

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

                  10.05 Management Agreement dated March 1, 1998 by and between the
                        Registrant and Watson & Taylor Management, Inc., a Texas
                        corporation (filed herewith)
                  13.01 Registrant's Annual Report to Limited Partners for the year ended December 31, 1997 (with the exception of the information and data incorporated by reference in Items 7 and 8 of this
                        Annual Report on Form 10-K, no other information or data
                        appearing in the Registrant's Annual Report is to be deemed filed as part of this report)
                  27   Financial Data Schedule (filed herewith)
(b)               Reports on Form 8-K--None

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

                        CONSENT OF INDEPENDENT AUDITORS

To the Partners
Prudential-Bache/Watson & Taylor, Ltd.-2

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Prudential-Bache/Watson & Taylor, Ltd.-2 of our report dated February 18, 1998, except for Note G as to which the date is March 1, 1998, included in the 1997 Annual Report to Limited Partners of Prudential-Bache/Watson & Taylor, Ltd.-2.

Our report also included the financial statement schedules of Prudential-Bache/Watson & Taylor, Ltd.-2 listed in Item 14(a). These schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
New York, New York
March 30, 1998

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                               December 31, 1997

-------------------------------------------------------------------------------------------------------
Allowance for Loss on Impairment of Assets
                                                                  Deductions - Amounts
 Year Ended         Balance at          Additions - Amounts        Written-off During       Balance at
December 31,     Beginning of Year      Reserved During Year              Year              End of Year
------------     -----------------      --------------------      --------------------      -----------
    1995            $ 1,418,000               --                        --                  $ 1,418,000
    1996            $ 1,418,000               --                        --                  $ 1,418,000(1)
    1997            $ 1,418,000               --                        --                  $ 1,418,000(1)
-------------------------------------------------------------------------------------------------------
(1) Shown as a direct deduction of carrying value of property held for sale.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1997

                                                                                              Amount at which carried at
                                                                                                     close of year
                                                                                    -----------------------------------------------
                                        Initial cost to                                                                Permanent
                                          Registrant                  Costs                                          writedown of
                                           (Note B)                capitalized                                      impaired assets
                                 -----------------------------      subsequent                                      and accumulated
         Description                            Buildings and           to                       Buildings and       depreciation
          (Note A)                  Land         Improvements      acquisition        Land        Improvements       (Notes C & D)
-----------------------------    ----------     --------------     ------------     --------     --------------     ---------------
Hampton Park
(Capitol Heights, Maryland)      $  925,595       $       --       $ 3,274,366      $926,441       $3,273,520         $ 2,681,440
                                 ----------     --------------     ------------     --------     --------------     ---------------
                                 ----------     --------------     ------------     --------     --------------     ---------------
-----------------------------------------------------------------------------------------------------------------------------------
         Description             Total          Dates of          Date
          (Note A)              (Note C)      construction      acquired
-----------------------------  ----------     -------------     --------
Hampton Park
(Capitol Heights, Maryland)    $1,518,521         1985/86         1984
                               ----------
                               ----------
---------------------------------------------------------------------------------

                        See notes on the following page

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                             NOTES TO SCHEDULE III
                               December 31, 1997

NOTE A--There are no mortgages, deeds of trust or similar encumbrances against the remaining property.
NOTE B--Initial cost represents the initial purchase price of the property including acquisition fees.
NOTE C--RECONCILIATION SUMMARY OF TRANSACTIONS--REAL ESTATE
                                                                   Year ended December 31,
                                                          ------------------------------------------
                                                              1997           1996           1995
                                                          ------------    -----------    -----------
Balance at beginning of year...........................   $  1,518,521    $22,792,224    $22,623,910
Allocation of accumulated depreciation against the
  carrying amount of the properties based upon the
  reclassification of the properties as held for
  sale.................................................             --     (8,274,973)            --
Allocation of allowance for loss on impairment of
  assets against the carrying amount of the properties
  based upon the reclassification of the properties as
  held for sale........................................             --     (1,418,000)            --
Additions during the year--property improvements                    --         51,988        168,314
Deductions during the year--costs of properties
  sold(1)..............................................             --    (11,632,718)            --
                                                          ------------    -----------    -----------
Balance at close of year...............................   $  1,518,521    $ 1,518,521    $22,792,224
                                                          ------------    -----------    -----------
                                                          ------------    -----------    -----------
(1) In December 1996, the Registrant sold all of its properties except for Hampton Park.

   The aggregate cost of land, buildings and improvements, and furniture and fixtures, net of depreciation, for Federal income tax purposes as of December 31, 1997 was $2,286,808.

NOTE D--RECONCILIATION SUMMARY OF TRANSACTIONS--ACCUMULATED DEPRECIATION
                                                                   Year ended December 31,
                                                          ------------------------------------------
                                                              1997           1996           1995
                                                          ------------    -----------    -----------
Balance at beginning of year...........................   $         --    $ 8,274,973    $ 7,511,313
Depreciation during the year charged to expense(1).....             --             --        763,660
Allocation of accumulated depreciation against the
  carrying amount of the properties based upon the
  reclassification of the properties as held for
  sale.................................................             --     (8,274,973)            --
                                                          ------------    -----------    -----------
Balance at close of year...............................   $         --    $        --    $ 8,274,973
                                                          ------------    -----------    -----------
                                                          ------------    -----------    -----------

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

Prudential-Bache/Watson & Taylor, Ltd.-2

By: Prudential-Bache Properties, Inc.,
    A Delaware corporation,
    Managing General Partner

     By: /s/ Eugene D. Burak                      Date: March 31, 1998
     ----------------------------------------
     Eugene D. Burak
     Vice President and
     Chief Accounting Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Prudential-Bache Properties, Inc.,
    A Delaware corporation,
    Managing General Partner

    By: /s/ Brian J. Martin                       Date: March 31, 1998
    -----------------------------------------
    Brian J. Martin
    President, Chief Executive Officer,
    Chairman of the Board of Directors and Director

    By: /s/ Barbara J. Brooks                     Date: March 31, 1998
    -----------------------------------------
    Barbara J. Brooks
    Vice President-Finance and
    Chief Financial Officer

    By: /s/ Eugene D. Burak                       Date: March 31, 1998
    -----------------------------------------
    Eugene D. Burak
    Vice President

    By: /s/ Frank W. Giordano                     Date: March 31, 1998
    -----------------------------------------
    Frank W. Giordano
    Director

    By: /s/ Nathalie P. Maio                      Date: March 31, 1998
    -----------------------------------------
    Nathalie P. Maio
    Director