Form 10-Q
period 1998-03-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 1998-05-15
CIK 737296

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1998

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

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                            STATEMENTS OF NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                           1998            1997
---------------------------------------------------------------------------------------------------
ASSETS
Property held for sale                                                  $1,518,521      $1,518,521
Cash and cash equivalents                                                  888,690         870,538
Other assets                                                               116,791          78,983
                                                                        ----------     ------------
Total assets                                                             2,524,002       2,468,042
                                                                        ----------     ------------
LIABILITIES
Estimated liquidation costs                                                389,222         377,989
                                                                        ----------     ------------
Net assets available to limited and general partners                    $2,134,780      $2,090,053
                                                                        ----------     ------------
                                                                        ----------     ------------
Limited and equivalent partnership units issued and outstanding             51,818          51,818
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                              PARTNERS      PARTNERS       TOTAL
---------------------------------------------------------------------------------------------------
Net assets in liquidation--December 31, 1997                 $2,090,053     $    --      $2,090,053
Changes in estimated liquidation values of assets and
  liabilities                                                    44,727          --          44,727
                                                             ----------     --------     ----------
Net assets in liquidation--March 31, 1998                    $2,134,780     $    --      $2,134,780
                                                             ----------     --------     ----------
                                                             ----------     --------     ----------
---------------------------------------------------------------------------------------------------
           The accompanying notes are an integral part of these statements.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('Managing General Partner') ('PBP'), the financial statements for the period ended March 31, 1998 contain all adjustments necessary to present fairly such information subject to the effects of any further liquidation accounting adjustments that would have been required had the current realizable values of assets and the amounts of liabilities been known when Prudential-Bache/Watson & Taylor, Ltd.-2 (the 'Partnership') first adopted the liquidation basis of accounting as of October 1, 1996. Prior to October 1, 1996, the books and records of the Partnership were maintained on a going concern accrual basis of accounting.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

   The Partnership continues to own the Hampton Park property located in Capitol Heights, Maryland. This property evidenced certain concentrations of hazardous materials discovered in an environmental review of the property. The property continues to be monitored by the State environmental regulatory department, but it is uncertain at this time what will ultimately be required to resolve the environmental issue at the property. The Partnership intends to sell the property as soon as possible; however, no buyer for the property has been identified and it is uncertain when any such sale will be consummated.

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

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative functions on behalf of the Partnership. In addition, effective February 28, 1998, American Office Park Properties, Inc., a subsidiary of Public Storage, Inc., terminated its management of the Hampton Park property. The Partnership has entered into a management agreement ('Management Agreement') with Watson & Taylor Management, Inc. ('WTMI'), an affiliate of the individual General Partners, effective March 1, 1998. WTMI will be responsible for the day-to-day operation of the property, including the supervision of the on-site managers and the establishment of rental policies and rates for new rentals and renewals and will direct the marketing activity for the property. The Management Agreement may be terminated by either party with 60 days' written notice, with or without cause, and can be terminated upon a sale of the property. WTMI will receive 4.5% of the property's gross revenues (as defined in the Management Agreement) as a management fee.

   In conjunction with the liquidation basis of accounting, the Partnership has an accrual as of March 31, 1998 for the estimated costs expected to be incurred to liquidate the Partnership,including $142,000 expected to be payable to the General Partners and their affiliates during the anticipated remaining liquidation period. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership's remaining net assets, and may differ from the amounts accrued as of March 31, 1998.

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

   Prudential Securities Incorporated, an affiliate of PBP, owns 180 limited partnership units at March 31, 1998.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   In accordance with the Consent Statement dated September 17, 1996, the Partnership sold substantially all of its properties on December 16, 1996. The Partnership has retained funds for a contingency reserve and to meet current and future operating costs until the liquidation of the Partnership.

   The Partnership continues to own the Hampton Park property located in Capitol Heights, Maryland. This property evidenced certain concentrations of hazardous materials discovered in an environmental review of the property. The property continues to be monitored by the State environmental regulatory department, but it is uncertain at this time what will ultimately be required to resolve the environmental issue at the property. The Partnership intends to sell the property as soon as possible; however, no buyer for the property has been identified and it is uncertain when any such sale will be consummated.

   The Partnership intends to liquidate after the sale of the Hampton Park property, and will distribute any remaining funds at such time. However, no buyer for the property has been identified and it is uncertain when any such sale will be consummated. In accordance with the Partnership Agreement, such distributions to partners will be made based upon each partner's capital account for Federal income tax purposes. Estimated costs expected to be incurred through the date of liquidation of the Partnership have been accrued in the accompanying financial statements.

Results of Operations

   As a result of the Partnership adopting the liquidation basis of accounting in accordance with generally accepted accounting principles as of October 1, 1996, and thus not reporting results of operations thereafter, there is no management discussion comparing the corresponding 1998 and 1997 periods.

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

           10.01 Management Agreement dated March 1, 1998 by and between the Registrant and Watson & Taylor Management, Inc., a Texas corporation (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                 1997)

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

Prudential-Bache/Watson & Taylor, Ltd.-2

By: Prudential-Bache Properties, Inc.
    A Delaware corporation
    Managing General Partner

    By: /s/ Eugene D. Burak                      Date: May 15, 1998
    ----------------------------------------
    Eugene D. Burak
    Vice President
    Chief Accounting Officer for the
    Registrant
                                       7