Form 10-Q
period 1998-06-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 1998-08-14
CIK 737296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1998

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
                          (in process of liquidation)
                                  (Unaudited)

                                                                         June 30,      December 31,
                                                                           1998            1997
---------------------------------------------------------------------------------------------------
ASSETS
Property held for sale                                                  $1,518,521      $1,518,521
Cash and cash equivalents                                                  999,776         870,538
Other assets                                                                 6,815          78,983
                                                                        ----------     ------------
Total assets                                                             2,525,112       2,468,042
                                                                        ----------     ------------
LIABILITIES
Estimated liquidation costs                                                338,711         377,989
                                                                        ----------     ------------
Net assets available to limited and general partners                    $2,186,401      $2,090,053
                                                                        ----------     ------------
                                                                        ----------     ------------
Limited and equivalent partnership units issued and outstanding             51,818          51,818
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                              PARTNERS      PARTNERS       TOTAL
---------------------------------------------------------------------------------------------------
Net assets in liquidation--December 31, 1997                 $2,090,053     $    --      $2,090,053
Changes in estimated liquidation values of assets and
  liabilities                                                    96,348          --          96,348
                                                             ----------     --------     ----------
Net assets in liquidation--June 30, 1998                     $2,186,401     $    --      $2,186,401
                                                             ----------     --------     ----------
                                                             ----------     --------     ----------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('Managing General Partner') ('PBP'), the financial statements for the period ended June 30, 1998 contain all adjustments necessary to present fairly such information subject to the effects of any further liquidation accounting adjustments that would have been required had the current realizable values of assets and the amounts of liabilities been known when Prudential-Bache/Watson & Taylor, Ltd.-2 (the 'Partnership') first adopted the liquidation basis of accounting as of October 1, 1996. Prior to October 1, 1996, the books and records of the Partnership were maintained on a going concern accrual basis of accounting.

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

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative functions on behalf of the Partnership. Effective February 28, 1998, American Office Park Properties, Inc., a subsidiary of Public Storage, Inc., terminated its management of the Hampton Park property. The Partnership entered into a management agreement ('Management Agreement') with Watson & Taylor Management, Inc. ('WTMI'), an affiliate of the individual General Partners, effective March 1, 1998. WTMI is responsible for the day-to-day operation of the property, including the supervision of the on-site managers and the establishment of rental policies and rates for new rentals and renewals and directs the marketing activity for the property. The Management Agreement may be terminated by either party with 60 days' written notice, with or without cause, and can be terminated upon a sale of the property. WTMI receives 4.5% of the property's gross revenues (as defined in the Management Agreement) as a management fee.

   In conjunction with the liquidation basis of accounting, the Partnership has an accrual as of June 30, 1998 for the estimated costs expected to be incurred to liquidate the Partnership, including $112,000 expected to be payable to the General Partners and their affiliates during the anticipated remaining liquidation period. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership's remaining net assets, and may differ from the amounts accrued as of June 30, 1998.

   PBP and the two individual General Partners of the Partnership own 258, 130 and 130 equivalent limited partnership units, respectively. PBP receives funds from the Partnership, such as General Partner distributions and reimbursement of expenses, but has waived all of its rights resulting from its ownership of equivalent limited partnership units. Accordingly, the 258 units owned by PBP have been excluded from the calculation of distributions per limited partnership unit.

   Prudential Securities Incorporated, an affiliate of PBP, owns 180 limited partnership units at June 30, 1998.

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

Prudential-Bache/Watson & Taylor, Ltd.-2

By: Prudential-Bache Properties, Inc.
    A Delaware corporation
    Managing General Partner

     By: /s/ Eugene D. Burak                      Date: August 14, 1998
     ----------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the Registrant