Form 10-K
period 1998-12-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 1999-03-31
CIK 737296

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1998

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

   Registrant's Annual Report to Limited Partners for the year ended December 31, 1998 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K.

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

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business..........................................................................    3
Item  2    Properties........................................................................    4
Item  3    Legal Proceedings.................................................................    4
Item  4    Submission of Matters to a Vote of Limited Partners...............................    4


PART II
Item  5    Market for the Registrant's Units and Related Limited Partner Matters.............    4
Item  6    Selected Financial Data...........................................................    5
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations......................................................................    5
Item 7A    Quantitative and Qualitative Disclosures About Market Risk........................    5
Item  8    Financial Statements and Supplementary Data.......................................    5
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure......................................................................    5

PART III
Item 10    Directors and Executive Officers of the Registrant................................    5
Item 11    Executive Compensation............................................................    7
Item 12    Security Ownership of Certain Beneficial Owners and Management....................    7
Item 13    Certain Relationships and Related Transactions....................................    7

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K...................    8
           Financial Statements and Financial Statement Schedules............................    8
           Exhibits..........................................................................    8
           Reports on Form 8-K...............................................................    9
SIGNATURES...................................................................................   14

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

   The Registrant continues to own the Hampton Park property located in Capitol
Heights, Maryland. This property evidenced certain concentrations of hazardous materials discovered in an environmental review of the property. The property continues to be monitored by the State environmental regulatory department. To date, the concentrations have not improved and the Registrant is reviewing certain remedial alternatives. However, it is uncertain at this time what will ultimately be required to resolve the environmental issue at the property. The
Registrant intends to sell the property as soon as possible; however, no buyer for the property has been identified and it is uncertain when any such sale will be consummated.

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

Item 2. Properties

   As of December 31, 1998, the Registrant owns the following property:


                                               Average                                          Monthly
                                           Occupancy Rates                                    Rental Rates
                                         for the year ended                                     Per Unit
                                            December 31,           Land       Rentable     as of December 31,
          Property Location                    1998(1)          (in acres)     Units              1998
--------------------------------------   -------------------    ----------    --------    --------------------
Hampton Park (Capitol Heights,
  Maryland)
     Mini-warehouse                              93.1%             5.87          131         $  42 -   $280
     Commercial                                                                   51         $ 310 - $1,523
                                                                              --------
                                                                                 182
                                                                              --------
                                                                              --------

(1) Average occupancy rates are calculated by averaging the monthly occupancies determined by dividing occupied square footage by available square footage as of each month-end.

   The Managing General Partner believes the Registrant's remaining property is adequately insured.

   For the years ended December 31, 1998, 1997 and 1996, respectively, the following properties' rental revenues exceeded 15% of the Registrant's total revenue:

                                1998     1997     1996
                                ----     ----     ----
Hampton Park                     96%      95%      17%
Arapaho                          --       --       19
Arlington                        --       --       16

Item 3. Legal Proceedings

   None

Item 4. Submission of Matters to a Vote of Limited Partners

   None

                                    PART II

Item 5. Market for the Registrant's Units and Related Limited Partner Matters

   As of March 4, 1999, there were 3,454 holders of record owning 51,818 Units, inclusive of 258, 130 and 130 equivalent limited partnership units held by PBP and Messrs. Watson and Taylor, respectively. A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in Section 17.3 of the Partnership Agreement limiting the ability of a limited partner to transfer Units. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   There were no cash distributions paid to limited partners during 1998 and 1997.

   A distribution of $300 per limited partnership unit was made on December 19, 1996 representing the net proceeds from the sale of seven of the Registrant's properties, reduced by a contingency reserve and funds required to meet the anticipated current and future operating costs until the liquidation of the Registrant. The Registrant intends to liquidate, subject to and assuming the prior sale of the Hampton Park property, and will distribute any remaining funds at such time.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 8 of the Registrant's Annual Report which is filed as an exhibit hereto.

                                                        Nine Months*
                                                            Ended           Year ended December 31,
                                                        September 30,     ---------------------------
                                                            1996             1995            1994
                                                        -------------     -----------     -----------
Total revenues                                           $ 2,209,270      $ 2,841,354     $ 2,615,970
                                                        -------------     -----------     -----------
                                                        -------------     -----------     -----------
Net income                                               $   619,119      $   489,304     $   402,785
                                                        -------------     -----------     -----------
                                                        -------------     -----------     -----------
Limited partner net income per Unit                      $     11.89      $      9.40     $      7.73
                                                        -------------     -----------     -----------
                                                        -------------     -----------     -----------
Total assets                                             $14,325,486      $14,086,449     $14,263,400
                                                        -------------     -----------     -----------
                                                        -------------     -----------     -----------
Total distributions                                      $   580,329      $   773,886     $ 1,044,203
                                                        -------------     -----------     -----------
                                                        -------------     -----------     -----------
Limited partner distributions per Unit                   $     11.13      $     14.86     $     20.05
                                                        -------------     -----------     -----------
                                                        -------------     -----------     -----------
* As of October 1, 1996, the Partnership adopted the liquidation basis of accounting in accordance with generally accepted accounting principles and, therefore, there is no reporting of results of operations for the three months ended December 31, 1996 and for the years ended December 31, 1997 and 1998. Total assets at December 31, 1996, 1997 and 1998 were $2,810,113, $2,468,042 and
  $2,594,664, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to page 9 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   The market risk disclosures are not being presented due to immateriality.

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

Prudential-Bache Properties, Inc., Managing General Partner

   The directors and executive officers of PBP and their positions with regard to managing the Registrant are as follows:

Name                            Position
Brian J. Martin                 President, Chief Executive Officer,
                                  Chairman of the Board of Directors
                                  and Director
Barbara J. Brooks               Vice President--Finance and Chief
                                  Financial Officer
Stephen A. Tolbert              Vice President and Chief Accounting Officer
Frank W. Giordano               Director
Nathalie P. Maio                Director

   BRIAN J. MARTIN, age 48, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated ('PSI'), an affiliate of PBP. Mr. Martin also serves in various capacities for certain other affiliate companies. Mr. Martin joined PSI in 1980. Mr. Martin is a member of the Pennsylvania Bar.

   BARBARA J. BROOKS, age 50, is the Vice President--Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

   STEPHEN A. TOLBERT, age 36, is a Vice President of PBP. He is a First Vice President of PSI. Mr. Tolbert also serves in various capacities for other affiliated companies. He has held several positions within PSI since 1988.

   FRANK W. GIORDANO, age 56, is a Director of PBP. He is a Senior Vice President of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

   NATHALIE P. MAIO, age 48, is a Director of PBP. She is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in various capacities for other affiliated companies.

   Effective November 10, 1998, Stephen A. Tolbert replaced Eugene D. Burak as Chief Accounting Officer for the Registrant.

   There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and executive officers have indefinite terms.

Individual General Partners

   GEORGE S. WATSON, age 58, is a financial specialist and a certified public accountant. He has been instrumental in the success of The Community Minority Business Advancement Program sponsored by the University of Texas at Austin College and Graduate Schools of Business. Mr. Watson is a member of the Advisory Council of the University of Texas at Austin Business School and a member of its Chancellor's Council. Mr. Watson attended the University of Texas at Austin, graduating summa cum laude in 1963 with a BBA in accounting and finance. He received his MBA in accounting and finance from the University of Texas in 1965, graduating first in his class and summa cum laude. He also has received various awards and scholarships and is a member of many fraternal organizations including Phi Kappa Phi, the honorary scholastic society. Mr. Watson has over 25 years of experience in real estate and financial investments.

   A. STARKE TAYLOR, III, age 55, holds a bachelor of business administration degree from Southern Methodist University which was awarded in 1966. He is past president of the North Dallas Chamber of Commerce. Mr. Taylor is a member of the boards of the Dallas Theological Seminary and the Northeast Texas Regional Board of Young Life. He is president of Sovereign Corporation, a business investment and finance organization. Mr. Taylor has over 25 years of experience in real estate, insurance and financial investments.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 4, 1999, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any interest in the voting securities of the Managing General Partner.

   As of March 4, 1999, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any of the Units issued by the Registrant. However, the General Partners have contributed to the Registrant and, based on such contribution, they received 'equivalent units' entitling them to participate in the distributions to the limited partners and in the Registrant's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contributions of the limited partners. The Managing General Partner has retained its right to receive funds from the Registrant, such as General Partner distributions and reimbursement of expenses, but has waived its right to share in any limited partner cash distributions and allocations of Registrant's profits and losses based upon such equivalent units.

   As of March 4, 1999, no limited partner beneficially owns more than 5% of the outstanding Units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partners and their affiliates. However, there have been no direct financial transactions between the Registrant and the individual General Partners or the directors or officers of the Managing General Partner during 1998.

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

                  Report of Independent Auditors                                             2
                  Financial Statements:
                  Statements of Net Assets--December 31, 1998 and 1997                       3
                  Statements of Changes in Net Assets--Years ended December 31,
                  1998 and 1997, and three months ended December 31, 1996                    3
                  Statement of Operations--Nine months ended September 30, 1996              4
                  Statement of Changes in Partners' Capital--Nine months ended
                  September 30, 1996                                                         4
                  Statement of Cash Flows--Nine months ended September 30, 1996              5
                  Notes to Financial Statements                                              6

               2. Financial Statement Schedules and Consent of Independent Auditors
                  Consent of Independent Auditors
                  Schedules:
                  II-- Valuation and Qualifying Accounts and Reserves--Three years ended December 31, 1998
                  III--Real Estate and Accumulated Depreciation at December 31,
                  1998
                  Notes to Schedule III--Real Estate and Accumulated Depreciation
                  All other schedules have been omitted because they are not applicable or the required information is included in the
                  financial statements and the notes thereto.

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

                  13.01 Registrant's Annual Report to Limited Partners for the year ended December 31, 1998 (with the exception of the information and data incorporated by reference in Items 7 and 8 of this
                        Annual Report on Form 10-K, no other information or data
                        appearing in the Registrant's Annual Report is to be deemed filed as part of this report)
                  27   Financial Data Schedule (filed herewith)
(b)               Reports on Form 8-K--None

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

                        CONSENT OF INDEPENDENT AUDITORS

To the Partners
Prudential-Bache/Watson & Taylor, Ltd.-2

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Prudential-Bache/Watson & Taylor, Ltd.-2 of our report dated February 10, 1999, included in the 1998 Annual Report to Limited Partners of
Prudential-Bache/Watson & Taylor, Ltd.-2.

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

/s/ Ernst & Young LLP
New York, New York
February 10, 1999

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                               December 31, 1998

-------------------------------------------------------------------------------------------------------
Allowance for Loss on Impairment of Assets
                                                                  Deductions - Amounts
 Year Ended         Balance at          Additions - Amounts        Written-off During       Balance at
December 31,     Beginning of Year      Reserved During Year              Year              End of Year
------------     -----------------      --------------------      --------------------      -----------
    1996            $ 1,418,000               --                        --                  $ 1,418,000(1)
    1997            $ 1,418,000               --                        --                  $ 1,418,000(1)
    1998            $ 1,418,000               --                        --                  $ 1,418,000(1)
-------------------------------------------------------------------------------------------------------
(1) Shown as a direct deduction of carrying value of property held for sale.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998

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
                               ----------
                               ----------
---------------------------------------------------------------------------------

                        See notes on the following page.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                             NOTES TO SCHEDULE III
                               December 31, 1998

NOTE A--There are no mortgages, deeds of trust or similar encumbrances against the remaining property.
NOTE B--Initial cost represents the initial purchase price of the property including acquisition fees.
NOTE C--RECONCILIATION SUMMARY OF TRANSACTIONS--REAL ESTATE

                                                                     Year ended December 31,
                                                             ----------------------------------------
                                                                1998          1997           1996
                                                             ----------    ----------    ------------
Balance at beginning of year..............................   $1,518,521    $1,518,521    $ 22,792,224
Allocation of accumulated depreciation against the
  carrying amount of the properties based upon the
  reclassification of the properties as held for sale.....           --            --      (8,274,973)
Allocation of allowance for loss on impairment of assets
  against the carrying amount of the properties based upon
  the reclassification of the properties as held for
  sale....................................................           --            --      (1,418,000)
Additions during the year--property improvements                     --            --          51,988
Deductions during the year--costs of properties sold(1)...           --            --     (11,632,718)
                                                             ----------    ----------    ------------
Balance at close of year..................................   $1,518,521    $1,518,521    $  1,518,521
                                                             ----------    ----------    ------------
                                                             ----------    ----------    ------------
(1) In December 1996, the Registrant sold all of its properties except for Hampton Park.

   The aggregate cost of land, buildings and improvements, and furniture and fixtures, net of depreciation, for Federal income tax purposes as of December 31, 1998 was $2,148,203.

NOTE D--RECONCILIATION SUMMARY OF TRANSACTIONS--ACCUMULATED DEPRECIATION
                                                                     Year ended December 31,
                                                             ----------------------------------------
                                                                1998          1997           1996
                                                             ----------    ----------    ------------
Balance at beginning of year..............................   $       --    $       --    $  8,274,973
Depreciation during the year charged to expense(1)........           --            --              --
Allocation of accumulated depreciation against the
  carrying amount of the properties based upon the
  reclassification of the properties as held for sale.....           --            --      (8,274,973)
                                                             ----------    ----------    ------------
Balance at close of year..................................   $       --    $       --    $         --
                                                             ----------    ----------    ------------
                                                             ----------    ----------    ------------

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

Prudential-Bache/Watson & Taylor, Ltd.-2

By: Prudential-Bache Properties, Inc.,
    A Delaware corporation,
    Managing General Partner

     By: /s/ Stephen A. Tolbert                   Date: March 31, 1999
     ----------------------------------------
     Stephen A. Tolbert
     Vice President and
     Chief Accounting Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Prudential-Bache Properties, Inc.,
    A Delaware corporation,
    Managing General Partner

    By: /s/ Brian J. Martin                       Date: March 31, 1999
    -----------------------------------------
    Brian J. Martin
    President, Chief Executive Officer,
    Chairman of the Board of Directors and
    Director

    By: /s/ Barbara J. Brooks                     Date: March 31, 1999
    -----------------------------------------
    Barbara J. Brooks
    Vice President-Finance and
    Chief Financial Officer

    By: /s/ Stephen A. Tolbert                    Date: March 31, 1999
    -----------------------------------------
    Stephen A. Tolbert
    Vice President

    By: /s/ Frank W. Giordano                     Date: March 31, 1999
    -----------------------------------------
    Frank W. Giordano
    Director

    By: /s/ Nathalie P. Maio                      Date: March 31, 1999
    -----------------------------------------
    Nathalie P. Maio
    Director
                                       14