Form 10-Q
period 1999-03-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 1999-05-13
CIK 737296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1999

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
                          (in process of liquidation)
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                           1999            1998
---------------------------------------------------------------------------------------------------
ASSETS
Property held for sale                                                  $1,518,521      $1,518,521
Cash and cash equivalents                                                1,117,140       1,019,613
Other assets                                                                43,743          56,530
                                                                        ----------     ------------
Total assets                                                             2,679,404       2,594,664
                                                                        ----------     ------------
LIABILITIES
Estimated liquidation costs                                                269,841         264,767
                                                                        ----------     ------------
Net assets available to limited and general partners                    $2,409,563      $2,329,897
                                                                        ----------     ------------
                                                                        ----------     ------------
Limited and equivalent partnership units issued and outstanding             51,818          51,818
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                              PARTNERS      PARTNERS       TOTAL
---------------------------------------------------------------------------------------------------
Net assets in liquidation--December 31, 1998                 $2,329,897     $ --         $2,329,897
Changes in estimated liquidation values of assets and
  liabilities                                                    79,666       --             79,666
                                                             ----------     --------     ----------
Net assets in liquidation--March 31, 1999                    $2,409,563     $ --         $2,409,563
                                                             ----------     --------     ----------
                                                             ----------     --------     ----------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('Managing General Partner') ('PBP'), the financial statements for the period ended March 31, 1999 contain all adjustments necessary to present fairly such information subject to the effects of any further liquidation accounting adjustments that would have been required had the current realizable values of assets and the amounts of liabilities been known when Prudential-Bache/Watson & Taylor, Ltd.-2 (the 'Partnership') first adopted the liquidation basis of accounting as of October 1, 1996. Prior to October 1, 1996, the books and records of the Partnership were maintained on a going concern accrual basis of accounting.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

   The Partnership continues to own the Hampton Park property located in Capitol Heights, Maryland. This property evidenced certain concentrations of hazardous materials discovered in an environmental review of the property. The property continues to be monitored by the State environmental regulatory department. To date, concentrations have not improved and the Partnership is reviewing remedial alternatives. However, it is uncertain at this time what will ultimately be required to resolve the environmental issue at the property. While the Partnership intends to sell the property as soon as possible, it is uncertain when any such sale will be consummated.

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

   In conjunction with the liquidation basis of accounting, the Partnership has an accrual as of March 31, 1999 for the estimated costs expected to be incurred to liquidate the Partnership, including $58,000 expected to be payable to the General Partners and their affiliates during the anticipated remaining liquidation period. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership's remaining net assets, and may differ from the amounts accrued as of March 31, 1999.

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

   Prudential Securities Incorporated, an affiliate of PBP, owns 180 limited partnership units at March 31, 1999.

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

   The Partnership continues to own the Hampton Park property located in Capitol Heights, Maryland. This property evidenced certain concentrations of hazardous materials discovered in an environmental review of the property. The property continues to be monitored by the State environmental regulatory department. To date, concentrations have not improved and the Partnership is reviewing certain remedial alternatives. However, it is uncertain at this time what will ultimately be required to resolve the environmental issue at the property. While the Partnership intends to sell the property as soon as possible, it is uncertain when any such sale will be consummated.

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

Results of Operations

   As a result of the Partnership adopting the liquidation basis of accounting in accordance with generally accepted accounting principles as of October 1, 1996, and thus not reporting results of operations thereafter, there is no management discussion comparing the corresponding 1999 and 1998 periods.

Year 2000

   The Partnership has considered and is taking appropriate actions to address the possible adverse effects of the Year 2000 on its systems and operations. Accordingly, the Partnership believes the Year 2000 will not have significant adverse effects on its systems and operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   Not applicable.

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

Prudential-Bache/Watson & Taylor, Ltd.-2

By: Prudential-Bache Properties, Inc.
    A Delaware corporation
    Managing General Partner

     By: /s/ Stephen A. Tolbert                   Date: May 13, 1999
     ----------------------------------------
     Stephen A. Tolbert
     Vice President
     Chief Accounting Officer for the Registrant