Form 10-Q
period 1999-06-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 1999-08-13
CIK 737296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1999

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
                          (in process of liquidation)
                                  (Unaudited)

                                                                         June 30,      December 31,
                                                                           1999            1998
---------------------------------------------------------------------------------------------------
ASSETS
Property held for sale                                                  $1,518,521      $1,518,521
Cash and cash equivalents                                                1,067,623       1,019,613
Other assets                                                               118,665          56,530
                                                                        ----------     ------------
Total assets                                                             2,704,809       2,594,664
                                                                        ----------     ------------
LIABILITIES
Estimated liquidation costs                                                309,440         264,767
                                                                        ----------     ------------
Net assets available to limited and general partners                    $2,395,369      $2,329,897
                                                                        ----------     ------------
                                                                        ----------     ------------
Limited and equivalent partnership units issued and outstanding             51,818          51,818
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                              PARTNERS      PARTNERS       TOTAL
---------------------------------------------------------------------------------------------------
Net assets in liquidation--December 31, 1998                 $2,329,897     $ --         $2,329,897
Changes in estimated liquidation values of assets and
  liabilities                                                    65,472       --             65,472
                                                             ----------     --------     ----------
Net assets in liquidation--June 30, 1999                     $2,395,369     $ --         $2,395,369
                                                             ----------     --------     ----------
                                                             ----------     --------     ----------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                                       2

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('Managing General Partner') ('PBP'), the financial statements for the period ended June 30, 1999 contain all adjustments necessary to present fairly such information subject to the effects of any further liquidation accounting adjustments that would have been required had the current realizable values of assets and the amounts of liabilities been known when Prudential-Bache/Watson & Taylor, Ltd.-2 (the 'Partnership') first adopted the liquidation basis of accounting as of October 1, 1996. Prior to October 1, 1996, the books and records of the Partnership were maintained on a going concern accrual basis of accounting.

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

   In conjunction with the liquidation basis of accounting, the Partnership has an accrual as of June 30, 1999 for the estimated costs expected to be incurred to liquidate the Partnership, including $98,000 expected to be payable to the General Partners and their affiliates during the anticipated remaining liquidation period. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership's remaining net assets, and may differ from the amounts accrued as of June 30, 1999.

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

   Prudential Securities Incorporated, an affiliate of PBP, owns 180 limited partnership units at June 30, 1999.

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

Prudential-Bache/Watson & Taylor, Ltd.-2

By: Prudential-Bache Properties, Inc.
    A Delaware corporation
    Managing General Partner

     By: /s/ Stephen A. Tolbert                   Date: August 13, 1999
     ----------------------------------------
     Stephen A. Tolbert
     Vice President
     Chief Accounting Officer for the Registrant