Form 10-K
period 1999-12-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 2000-03-30
CIK 737296

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1999

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

   Registrant's Annual Report to Limited Partners for the year ended December 31, 1999 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K.

   Amended and Restated Certificate and Agreement of Limited Partnership, included as part of the Registration Statement on Form S-11 (File No. 2-88785) filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933, as amended, is incorporated by reference into Part IV of this Annual Report on Form 10-K.

                                       Index to exhibits can be found on page 9.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business..........................................................................    3
Item  2    Properties........................................................................    4
Item  3    Legal Proceedings.................................................................    4
Item  4    Submission of Matters to a Vote of Limited Partners...............................    4

PART II
Item  5    Market for the Registrant's Units and Related Limited Partner Matters.............    5
Item  6    Selected Financial Data...........................................................    5
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations......................................................................    5
Item 7A    Quantitative and Qualitative Disclosures About Market Risk........................    5
Item  8    Financial Statements and Supplementary Data.......................................    5
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure......................................................................    6

PART III
Item 10    Directors and Executive Officers of the Registrant................................    6
Item 11    Executive Compensation............................................................    7
Item 12    Security Ownership of Certain Beneficial Owners and Management....................    7
Item 13    Certain Relationships and Related Transactions....................................    8

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K...................    9
           Financial Statements and Financial Statement Schedules............................    9
           Exhibits..........................................................................    9
           Reports on Form 8-K...............................................................   10
SIGNATURES...................................................................................   15

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

   The Registrant continues to own the Hampton Park property located in Capitol Heights, Maryland. In conjunction with the contract of sale of the Registrant's properties to Public Storage, Inc. ('Public'), as described above, a Phase I Environmental Site Assessment was performed in the first quarter of 1996 by Law Engineering and Environmental Services, Inc. ('LAW'), which identified one of the tenants as a potential environmental concern. As a result, the property was not sold to Public.

   LAW, at the request of the Registrant, performed a Phase II Environmental Site Assessment which was completed in June 1996. Analysis of soil and ground water samples collected at the site in this assessment indicated detectable levels of tetrachloroethene ('PCE'). LAW, at the request of the Registrant, reported the PCE release to the Maryland Department of the Environment ('MDE'). The MDE requested that a limited subsurface assessment be performed to evaluate the potential impact to subsurface soil and ground water. Since this 1996 assessment there have been fourteen additional quarterly groundwater sampling events performed through the first quarter of 2000. Based upon the results of these tests, the Registrant has continued its quarterly monitoring of the property and will continue to do so until further direction is provided by the MDE.

   The Registrant accrued a $500,000 liability which represents its best estimate of the obligation as of December 31, 1999 in the Statement of Net Assets regarding the environmental issues mentioned above. The amount includes an active remediation program over a five-year period. It is reasonably possible that the loss exposure will be in excess of the amount accrued and will be material to the Registrant and may possibly change in the near future. However, it is uncertain at this time what will ultimately be required to resolve the environmental issue at the property. It is the Registrant's intention to sell the property; however, because of the environmental problem it is uncertain when any such sale could be consummated.

   In accordance with EITF 90-8: Capitalization of Costs to Treat Environmental Contamination, costs to remove, contain, neutralize, or prevent existing or future environmental contamination may be capitalized if (i) those costs are recoverable and (ii) those costs are incurred in preparing for sale of that property currently held for sale. The Registrant has determined that the accrued environmental liabilities of $500,000 are recoverable based upon an appraised valuation of the property received in the first quarter of 2000 that is in excess of the sum of the carrying value of the property and the environmental liability accrual. The property is currently being held for sale as mentioned above. Therefore, the Registrant increased the book value of the property on the Statement of Net Assets to $2,018,521 as of December 31, 1999.

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

General Partners

   The general partners of the Registrant are Prudential-Bache Properties, Inc. ('PBP'), George S. Watson and A. Starke Taylor, III (collectively, the 'General Partners'). PBP is the Managing General Partner and is responsible for the day-to-day operations of the Registrant and its investments. See Notes A and E of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partners and their affiliates pursuant to the Partnership Agreement. See Note E of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Item 2. Properties

   As of December 31, 1999, the Registrant owns the following property:

                                               Average                                          Monthly
                                           Occupancy Rates                                    Rental Rates
                                         for the year ended                                     Per Unit
                                            December 31,           Land       Rentable     as of December 31,
          Property Location                    1999(1)          (in acres)     Units              1999
--------------------------------------   -------------------    ----------    --------    --------------------
Hampton Park (Capitol Heights,
  Maryland)
     Mini-warehouse                             96.59%             5.87          130         $  42 -   $280
     Commercial                                 86.25%                            54         $ 310 - $1,350
                                                                              --------
                                                                                 184
                                                                              --------
                                                                              --------

(1) Average occupancy rates are calculated by averaging the monthly occupancies determined by dividing occupied square footage by available square footage as of each month-end.

   The Managing General Partner believes the Registrant's remaining property is adequately insured.

   For the years ended December 31, 1999, 1998 and 1997, respectively, the following property rental revenues exceeded 15% of the Registrant's total revenue:

                                1999     1998     1997
                                ----     ----     ----
Hampton Park                     96%      96%      95%

Item 3. Legal Proceedings

   None

Item 4. Submission of Matters to a Vote of Limited Partners

   None

                                    PART II

Item 5. Market for the Registrant's Units and Related Limited Partner Matters

   As of March 21, 2000, there were 3,449 holders of record owning 51,818 Units, inclusive of 258, 130 and 130 equivalent limited partnership units held by PBP and Messrs. Watson and Taylor, respectively. A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in Section 17.3 of the Partnership Agreement limiting the ability of a limited partner to transfer Units. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   There were no cash distributions paid to limited partners during 1999, 1998 and 1997.

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

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 7 of the Registrant's Annual Report which is filed as an exhibit hereto.

                                                                      Nine Months*
                                                                          Ended          Year ended
                                                                      September 30,     December 31,
                                                                          1996              1995
                                                                      -------------     ------------
Total revenues                                                         $ 2,209,270      $ 2,841,354
                                                                      -------------     ------------
                                                                      -------------     ------------
Net income                                                             $   619,119      $   489,304
                                                                      -------------     ------------
                                                                      -------------     ------------
Limited partner net income per Unit                                    $     11.89      $      9.40
                                                                      -------------     ------------
                                                                      -------------     ------------
Total assets                                                           $14,325,486      $14,086,449
                                                                      -------------     ------------
                                                                      -------------     ------------
Total distributions                                                    $   580,329      $   773,886
                                                                      -------------     ------------
                                                                      -------------     ------------
Limited partner distributions per Unit                                 $     11.13      $     14.86
                                                                      -------------     ------------
                                                                      -------------     ------------
* As of October 1, 1996, the Partnership adopted the liquidation basis of accounting in accordance with generally accepted accounting principles and, therefore, there is no reporting of results of operations for the three months ended December 31, 1996 and for the years ended December 31, 1997,
  1998 and 1999. Total assets at December 31, 1996, 1997, 1998 and 1999 were $2,810,113, $2,468,042,
  $2,594,664 and $3,332,496 respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to page 8 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   The market risk disclosures are not being presented due to immateriality.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 7 of the Registrant's Annual Report which is filed as an exhibit hereto.

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

Prudential-Bache Properties, Inc., Managing General Partner

   The directors and executive officers of PBP and their positions with regard to managing the Registrant are as follows:

Name                            Position

Brian J. Martin                 Chairman of the Board of Directors
Chester A. Piskorowski          President, Chief Executive Officer
                                    and Director
Barbara J. Brooks               Vice President--Finance and Chief
                                    Financial Officer
Stephen A. Tolbert              Vice President and Chief Accounting Officer
Nathalie P. Maio                Director

   BRIAN J. MARTIN, age 49, is the Chairman of the Board of Directors of PBP. He is a Senior Vice President of Prudential Securities Incorporated ('PSI'), an affiliate of PBP. Mr. Martin also serves in various capacities for certain other affiliate companies. Mr. Martin joined PSI in 1980. Mr. Martin is a member of the Pennsylvania Bar.

   CHESTER A. PISKOROWSKI, age 56, is the President, Chief Executive Officer and a Director of PBP. He is a Senior Vice President of PSI and is head of its Specialty Finance Department. Mr. Piskorowski also serves in various capacities for certain other affiliate companies. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

   BARBARA J. BROOKS, age 51, is the Vice President--Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

   STEPHEN A. TOLBERT, age 37, is a Vice President of PBP. He is a First Vice President of PSI. Mr. Tolbert also serves in various capacities for other affiliated companies. He has held several positions within PSI since 1988.

   NATHALIE P. MAIO, age 49, is a Director of PBP. She is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in various capacities for other affiliated companies.

   Effective June 1, 1999, Frank W. Giordano resigned as a Director of PBP. Effective June 21, 1999, Chester A. Piskorowski was elected as a Director of PBP, Brian J. Martin ceased to serve as President and

Chief Executive Officer of PBP effective March 1, 2000. Effective March 1, 2000, Chester A. Piskorowski was elected President and Chief Executive Officer of PBP.

   There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and executive officers have indefinite terms.

Individual General Partners

   GEORGE S. WATSON, age 59, is a financial specialist and a certified public accountant. He has been instrumental in the success of The Community Minority Business Advancement Program sponsored by the University of Texas at Austin College and Graduate Schools of Business. Mr. Watson is a member of the Advisory Council of the University of Texas at Austin Business School and a member of its Chancellor's Council. Mr. Watson attended the University of Texas at Austin, graduating summa cum laude in 1963 with a BBA in accounting and finance. He received his MBA in accounting and finance from the University of Texas in 1965, graduating first in his class and summa cum laude. He also has received various awards and scholarships and is a member of many fraternal organizations including Phi Kappa Phi, the honorary scholastic society. Mr. Watson has over 25 years of experience in real estate and financial investments.

   A. STARKE TAYLOR, III, age 56, holds a bachelor of business administration degree from Southern Methodist University which was awarded in 1966. He is past president of the North Dallas Chamber of Commerce. Mr. Taylor is a member of the boards of the Dallas Theological Seminary and the Northeast Texas Regional Board of Young Life. He is president of Sovereign Corporation, a business investment and finance organization. Mr. Taylor has over 25 years of experience in real estate, insurance and financial investments.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 21, 2000, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any interest in the voting securities of the Managing General Partner.

   As of March 21, 2000, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any of the Units issued by the Registrant. However, the General Partners have contributed to the Registrant and, based on such contribution, they received 'equivalent units' entitling them to participate in the distributions to the limited partners and in the Registrant's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contributions of the limited partners. The Managing General Partner has retained its right to receive funds from the Registrant, such as General Partner distributions and reimbursement of expenses, but has waived its right to share in any limited partner cash distributions and allocations of Registrant's profits and losses based upon such equivalent units.

   As of March 21, 2000, no limited partner beneficially owns more than 5% of the outstanding Units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partners and their affiliates. However, there have been no direct financial transactions between the Registrant and the individual General Partners or the directors or officers of the Managing General Partner during 1999.

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

                  Report of Independent Auditors                                             2
                  Financial Statements:
                  Statements of Net Assets--December 31, 1999 and 1998                       3
                  Statements of Changes in Net Assets--Years ended December 31,
                  1999, 1998 and 1997                                                        3
                  Notes to Financial Statements                                              4

               2. Financial Statement Schedules and Consent of Independent Auditors
                  Consent of Independent Auditors
                  Schedules:
                  II-- Valuation and Qualifying Accounts and Reserves--Three years ended December 31, 1999
                  III--Real Estate and Accumulated Depreciation at December 31,
                  1999
                  Notes to Schedule III--Real Estate and Accumulated Depreciation
                  All other schedules have been omitted because they are not applicable or the required information is included in the
                  financial statements and the notes thereto.

               3. Exhibits
                  Description:
                   2.01 Consent Statement dated September 17, 1996 (1)
                   3.01 Amended and Restated Certificate and Agreement of Limited
                        Partnership (2)
                   3.02 Amendment Number 8 to Amended and Restated Certificate and
                        Agreement of Limited Partnership (3)
                   4.01 Revised Form of Certificate of Limited Partnership Interest
                        (4)
                  10.01 Management Agreement (2)
                  10.02 Property Management Agreement dated as of November 1, 1988 by and between the Registrant and Public Storage Commercial
                        Properties Group, Inc. (4)
                  10.03 Property Management Agreement dated as of November 1, 1988 by and between the Registrant and Public Storage
                        Management, Inc. (4)
                  10.04 Agreement Relating to General Partner Interests (2)
                  10.05 Management Agreement dated March 1, 1998 by and between the
                        Registrant and Watson & Taylor Management, Inc., a Texas
                        corporation (5)

                  13.01 Registrant's Annual Report to Limited Partners for the year ended December 31, 1999 (with the exception of the information and data incorporated by reference in Items 7 and 8 of this
                        Annual Report on Form 10-K, no other information or data
                        appearing in the Registrant's Annual Report is to be deemed filed as part of this report)
                  27   Financial Data Schedule (filed herewith)
(b)               Reports on Form 8-K--None

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

(5) Filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

                        CONSENT OF INDEPENDENT AUDITORS

To the Partners
Prudential-Bache/Watson & Taylor, Ltd.-2

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Prudential-Bache/Watson & Taylor, Ltd.-2 of our report dated February 9, 2000, included in the 1999 Annual Report to Partners of Prudential-Bache/Watson & Taylor, Ltd.-2.

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

/s/ Ernst & Young LLP
New York, New York
February 9, 2000

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                               December 31, 1999

-------------------------------------------------------------------------------------------------------
Allowance for Loss on Impairment of Assets
                                                                  Deductions - Amounts
 Year Ended         Balance at          Additions - Amounts        Written-off During       Balance at
December 31,     Beginning of Year      Reserved During Year              Year              End of Year
------------     -----------------      --------------------      --------------------      -----------
    1997            $ 1,418,000               --                        --                  $ 1,418,000(1)
    1998            $ 1,418,000               --                        --                  $ 1,418,000(1)
    1999            $ 1,418,000               --                        --                  $ 1,418,000(1)
-------------------------------------------------------------------------------------------------------
(1) Shown as a direct deduction of carrying value of property held for sale.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999

                                                                                              Amount at which carried at
                                                                                                     close of year
                                                                                    -----------------------------------------------
                                        Initial cost to                                                                Valuation
                                          Registrant                  Costs                                          allowance on
                                           (Note B)                capitalized                                      impaired assets
                                 -----------------------------      subsequent                                      and accumulated
         Description                            Buildings and           to                       Buildings and       depreciation
          (Note A)                  Land         Improvements      acquisition        Land        Improvements       (Notes C & D)
-----------------------------    ----------     --------------     ------------     --------     --------------     ---------------
Hampton Park
(Capitol Heights, Maryland)      $  925,595       $       --       $ 3,774,366      $926,441       $3,773,520         $ 2,681,440
                                 ----------     --------------     ------------     --------     --------------     ---------------
                                 ----------     --------------     ------------     --------     --------------     ---------------
-----------------------------------------------------------------------------------------------------------------------------------

         Description             Total          Dates of          Date
          (Note A)              (Note C)      construction      acquired
-----------------------------  ----------     -------------     --------
Hampton Park
(Capitol Heights, Maryland)    $2,018,521         1985/86         1984
                               ----------
                               ----------
---------------------------------------------------------------------------------

                        See notes on the following page.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                             NOTES TO SCHEDULE III
                               December 31, 1999

NOTE A--There are no mortgages, deeds of trust or similar
  encumbrances against the remaining property.
NOTE B--Initial cost represents the initial purchase price of the property including acquisition fees.

NOTE C--RECONCILIATION SUMMARY OF TRANSACTIONS--REAL ESTATE
                                                                     Year ended December 31,
                                                             ----------------------------------------
                                                                1999          1998           1997
                                                             ----------    ----------    ------------
Balance at beginning of year..............................   $1,518,521    $1,518,521    $  1,518,521
Additions during the year--capitalization of environmental
  costs                                                         500,000            --              --
                                                             ----------    ----------    ------------
Balance at close of year..................................   $2,018,521    $1,518,521    $  1,518,521
                                                             ----------    ----------    ------------
                                                             ----------    ----------    ------------

   The aggregate cost of land, buildings and improvements, and furniture and fixtures, net of depreciation, for Federal income tax purposes as of December 31, 1999 was $2,509,785.

NOTE D--RECONCILIATION SUMMARY OF TRANSACTIONS--ACCUMULATED DEPRECIATION
                                                                     Year ended December 31,
                                                             ----------------------------------------
                                                                1999          1998           1997
                                                             ----------    ----------    ------------

Balance at beginning of year..............................   $       --    $       --    $         --
Depreciation during the year charged to expense(1)........           --            --              --
                                                             ----------    ----------    ------------
Balance at close of year..................................   $       --    $       --    $         --
                                                             ----------    ----------    ------------
                                                             ----------    ----------    ------------

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

Prudential-Bache/Watson & Taylor, Ltd.-2

By: Prudential-Bache Properties, Inc.,
    A Delaware corporation,
    Managing General Partner

     By: /s/ Stephen A. Tolbert                   Date: March 30, 2000
     ----------------------------------------
     Stephen A. Tolbert
     Vice President and
     Chief Accounting Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Prudential-Bache Properties, Inc.,
    A Delaware corporation,
    Managing General Partner

    By: /s/ Brian J. Martin                       Date: March 30, 2000
    -----------------------------------------
    Brian J. Martin
    Chairman of the Board of Directors and Director

    By: /s/ Chester A. Piskorowski                Date: March 30, 2000
    -----------------------------------------
    Chester A. Piskorowski
    President, Chief Executive Officer
    and Director

    By: /s/ Barbara J. Brooks                     Date: March 30, 2000
    -----------------------------------------
    Barbara J. Brooks
    Vice President-Finance and
    Chief Financial Officer

    By: /s/ Stephen A. Tolbert                    Date: March 30, 2000
    -----------------------------------------
    Stephen A. Tolbert
    Vice President

    By: /s/ Nathalie P. Maio                      Date: March 30, 2000
    -----------------------------------------
    Nathalie P. Maio
    Director
                                       15