Form 10-Q
period 2000-03-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 2000-05-15
CIK 737296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2000

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
                          (in process of liquidation)
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                           2000            1999
---------------------------------------------------------------------------------------------------
ASSETS
Property held for sale                                                  $2,018,521      $2,018,521
Cash and cash equivalents                                                1,009,029       1,036,053
Other assets                                                               364,352         277,922
                                                                        ----------     ------------
Total assets                                                             3,391,902       3,332,496
                                                                        ----------     ------------
LIABILITIES
Estimated liquidation costs                                                333,655         366,078
Estimated remediation costs                                                500,000         500,000
                                                                        ----------     ------------
Total liabilities                                                          833,655         866,078
                                                                        ----------     ------------
Net assets available to limited and general partners                    $2,558,247      $2,466,418
                                                                        ----------     ------------
                                                                        ----------     ------------
Limited and equivalent partnership units issued and outstanding             51,818          51,818
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                              PARTNERS      PARTNERS       TOTAL
---------------------------------------------------------------------------------------------------
Net assets in liquidation--December 31, 1999                 $2,466,418     $ --         $2,466,418
Net income from liquidating activities                           91,829       --             91,829
                                                             ----------     --------     ----------
Net assets in liquidation--March 31, 2000                    $2,558,247     $ --         $2,558,247
                                                             ----------     --------     ----------
                                                             ----------     --------     ----------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('Managing General Partner') ('PBP'), the financial statements for the period ended March 31, 2000 contain all adjustments necessary to present fairly such information subject to the effects of any further liquidation accounting adjustments that would have been required had the current realizable values of assets and the amounts of liabilities been known when Prudential-Bache/Watson & Taylor, Ltd.-2 (the 'Partnership') first adopted the liquidation basis of accounting as of October 1, 1996.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

   In accordance with a consent statement dated September 17, 1996, the limited partners approved, on October 18, 1996, the sale of all eight miniwarehouse facilities owned by the Partnership to Public Storage, Inc. ('Public'), and the liquidation and dissolution of the Partnership. Seven of the eight properties which were under contract were sold to Public and its affiliates on December 16, 1996.

   The Partnership continues to own the Hampton Park property located in Capitol Heights, Maryland. In conjunction with the contract of sale of the property to Public, as described above, a Phase I Environmental Site Assessment was performed in the first quarter of 1996 by Law Engineering and Environmental Services, Inc. ('LAW'), which identified one of the tenants as a potential environmental concern. As a result, the property was not sold to Public.

   LAW, at the request of the Partnership, performed a Phase II Environmental Site Assessment which was completed in June 1996. Analysis of soil and ground water samples collected at the site in this assessment indicated detectable levels of tetrachloroethene ('PCE'). LAW, at the request of the Partnership, reported the PCE release to the Maryland Department of the Environment ('MDE'). The MDE requested that a limited subsurface assessment be performed to evaluate the potential impact to subsurface soil and ground water. Since this 1996 assessment there have been fourteen additional quarterly groundwater sampling events performed through the first quarter of 2000. Based upon the results of these tests, the Partnership has continued its quarterly monitoring of the property and will continue to do so until further direction is provided by the MDE.

   As of March 31, 2000, the Statement of Net Assets reflects an accrued liability of $500,000 which represents the Partnership's best estimate of the obligation regarding the environmental issues mentioned above. The amount includes costs associated with an active remediation program over a five-year period. It is reasonably possible that the loss exposure will be in excess of the amount accrued and will be material to the Partnership and may possibly change in the near future. However, it is uncertain at this time what will ultimately be required to resolve the environmental issue at the property. It is the Partnership's intention to sell the property and distribute any remaining funds to the partners at such time; however, because of the environmental problem it is uncertain when any such sale could be consummated.

   In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of March 31, 2000 for the estimated costs expected to be incurred to liquidate the Partnership. Due to the nature of the Hampton Park environmental issue, the date of liquidation is uncertain. However, the Partnership has utilized a December 31, 2000 date for purposes of estimating costs through the conclusion of liquidation. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership's remaining net assets, and may differ from the amounts accrued as of March 31, 2000. No additional amounts have been accrued during the quarter ended March 31, 2000.

   The Net Assets in liquidation increased approximately $92,000 during the first quarter of 2000. This increase was primarily the result of income from operations of the Hampton Park property, and to a lesser extent, interest income.

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

   Included in the Estimated Liquidation Costs as of March 31, 2000, reflected in the Statement of Net Assets, is $110,000 expected to be payable to the General Partners and their affiliates during the anticipated remaining liquidation period. See Note A for a further discussion regarding the Partnership's estimated liquidation costs.

   PBP and the two individual General Partners of the Partnership own 258, 130 and 130 equivalent limited partnership units, respectively. PBP receives funds from the Partnership, such as General Partner distributions and reimbursement of expenses, but has waived all of its rights resulting from its ownership of equivalent limited partnership units.

   Prudential Securities Incorporated, an affiliate of PBP, owns 180 limited partnership units at March 31, 2000.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   In accordance with a consent statement dated September 17, 1996, the limited partners approved, on October 18, 1996, the sale of all eight miniwarehouse facilities owned by the Partnership to Public Storage, Inc. ('Public'), and the liquidation and dissolution of the Partnership. Seven of the eight properties which were under contract were sold to Public and its affiliates on December 16, 1996.

   The Partnership continues to own the Hampton Park property located in Capitol Heights, Maryland. In conjunction with the contract of sale of the property to Public, as described above, a Phase I Environmental Site Assessment was performed in the first quarter of 1996 by Law Engineering and Environmental Services, Inc. ('LAW'), which identified one of the tenants as a potential environmental concern. As a result, the property was not sold to Public.

   LAW, at the request of the Partnership, performed a Phase II Environmental Site Assessment which was completed in June 1996. Analysis of soil and ground water samples collected at the site in this assessment indicated detectable levels of tetrachloroethene ('PCE'). LAW, at the request of the Partnership, reported the PCE release to the Maryland Department of the Environment ('MDE'). The MDE requested that a limited subsurface assessment be performed to evaluate the potential impact to subsurface soil and ground water. Since this 1996 assessment there have been fourteen additional quarterly groundwater sampling events performed through the first quarter of 2000. Based upon the results of these tests, the Partnership has continued its quarterly monitoring of the property and will continue to do so until further direction is provided by the MDE.

   As of March 31, 2000, the Statement of Net Assets reflects an accrued liability of $500,000 which represents the Partnership's best estimate of the obligation regarding the environmental issues mentioned above. The amount includes costs associated with an active remediation program over a five-year period. It is reasonably possible that the loss exposure will be in excess of the amount accrued and will be material to the Partnership and may possibly change in the near future. However, it is uncertain at this time what will ultimately be required to resolve the environmental issue at the property. It is the Partnership's intention to sell the property and distribute any remaining funds to the partners at such time; however, because of the environmental problem it is uncertain when any such sale could be consummated.

   In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of March 31, 2000 for the estimated costs expected to be incurred to liquidate the Partnership. Due to the nature of the Hampton Park environmental issue, the date of liquidation is uncertain. However, the Partnership has utilized a December 31, 2000 date for purposes of estimating costs through the conclusion of liquidation. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership's remaining net assets, and may differ from the amounts accrued as of March 31, 2000. No additional amounts have been accrued during the quarter ended March 31, 2000.

   The Net Assets in liquidation increased approximately $92,000 during the first quarter of 2000. This increase was primarily the result of income from operations of the Hampton Park property, and to a lesser extent, interest income.

Results of Operations

   As a result of the Partnership adopting the liquidation basis of accounting in accordance with generally accepted accounting principles as of October 1, 1996, and thus not reporting results of operations thereafter, there is no management discussion comparing the corresponding 2000 and 1999 periods.

Impact of Year 2000

   The Partnership has received no reports of incidents of systems or facilities malfunctions related to the inability of computers and/or computer software to process and calculate date-related information from and after January 1, 2000. The Partnership did not incur any costs during the three months ended March 31, 2000 in connection with remediating its systems. The Partnership is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Partnership will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

Prudential-Bache/Watson & Taylor, Ltd.-2

By: Prudential-Bache Properties, Inc.
    A Delaware corporation
    Managing General Partner

     By: /s/ Steven Carlino                       Date: May 15, 2000
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant