Form 10-Q
period 2000-09-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 2000-11-13
CIK 737296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2000

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
                          (in process of liquidation)
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          2000              1999
----------------------------------------------------------------------------------------------------
ASSETS
Property held for sale                                                 $ 2,018,521       $2,018,521
Cash and cash equivalents                                                1,098,872        1,036,053
Other assets                                                               370,361          277,922
                                                                      -------------     ------------
Total assets                                                             3,487,754        3,332,496
                                                                      -------------     ------------
LIABILITIES
Estimated remediation costs                                                500,000          500,000
Estimated liquidation costs                                                337,904          366,078
                                                                      -------------     ------------
Total liabilities                                                          837,904          866,078
                                                                      -------------     ------------
Net assets available to limited and general partners                   $ 2,649,850       $2,466,418
                                                                      -------------     ------------
                                                                      -------------     ------------
Limited and equivalent partnership units issued and outstanding             51,818           51,818
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                              PARTNERS      PARTNERS       TOTAL
---------------------------------------------------------------------------------------------------
Net assets in liquidation--December 31, 1999                 $2,466,418     $ --         $2,466,418
Net income from liquidating activities                          183,432       --            183,432
                                                             ----------     --------     ----------
Net assets in liquidation--September 30, 2000                $2,649,850     $ --         $2,649,850
                                                             ----------     --------     ----------
                                                             ----------     --------     ----------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                       NOTES TO STATEMENTS OF NET ASSETS
                               September 30, 2000
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('Managing General Partner') ('PBP'), the statements of net assets as of September 30, 2000 and December 31, 1999 contain all adjustments necessary to present fairly such information in accordance with the liquidation basis of accounting. Prudential-Bache/Watson & Taylor, Ltd.-2 (the 'Partnership') first adopted the liquidation basis of accounting as of October 1, 1996. Accordingly, the net assets of the Partnership are stated at liquidation value, i.e., the assets have been valued at their estimated fair values, net of selling expenses, and the liabilities include estimated amounts to be incurred through the date of liquidation of the Partnership, which is in conformity with generally accepted accounting principles in the United States. The actual remaining net proceeds from liquidation will depend upon a variety of factors and are likely to differ from the estimated amounts reflected in the accompanying financial statements.

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

   LAW, at the request of the Partnership, performed a Phase II Environmental Site Assessment which was completed in June 1996. Analysis of soil and ground water samples collected at the site in this assessment indicated detectable levels of tetrachloroethene ('PCE'). LAW, at the request of the Partnership, reported the PCE release to the Maryland Department of the Environment ('MDE'). The MDE requested that a limited subsurface assessment be performed to evaluate the potential impact to subsurface soil and ground water. Since this 1996 assessment, there have been additional groundwater sampling events performed each quarter. Based upon the results of these tests, the Partnership has continued its quarterly monitoring of the property and will continue to do so until further direction is provided by the MDE.

   As of September 30, 2000, the Statement of Net Assets reflects an accrued liability of $500,000 which represents the Partnership's best estimate of the obligation regarding the environmental issues mentioned above. The amount includes costs associated with an active remediation program over a five-year period. It is reasonably possible that the loss exposure will be in excess of the amount accrued and will be material to the Partnership and may possibly change in the near future. However, it is uncertain at this time what will ultimately be required to resolve the environmental issue at the property. It is the Partnership's intention to sell the property and distribute any remaining funds to the partners at such time; however, because of the environmental problem it is uncertain when any such sale could be consummated.

   The General Partners are presently exploring the possibility of selling the Hampton Park property to entities which specialize in the purchase of contaminated properties albeit at a discount but with complete indemnification for any liability in connection with remediation of the contamination of the property.

   In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of September 30, 2000 for the estimated costs expected to be incurred to liquidate the Partnership. Due to the nature of the Hampton Park environmental issue, the date of liquidation is uncertain. However, the Partner-ship has utilized a March 31, 2001 date for purposes of estimating costs through the conclusion of liquidation. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership's remaining net assets, and may differ from the amounts accrued as of September 30, 2000. An additional accrual of $85,000 was made during the quarter ended June 30, 2000, reflecting a change in the date utilized for estimating liquidation costs from December 31, 2000 to March 31, 2001.

   Net Assets in liquidation increased $183,000 and $99,000 during the nine and three months ended September 30, 2000, respectively. These increases were primarily the result of income from operations of the Hampton Park property, and to a lesser extent, interest income. The $183,000 increase for the nine months ended September 30, 2000 reflects the additional $85,000 accrual of liquidation expenses discussed above.

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

   Included in the Estimated Liquidation Costs as of September 30, 2000 reflected in the Statement of Net Assets is $116,000 expected to be payable to the General Partners and their affiliates during the anticipated remaining liquidation period. See Note A for a further discussion regarding the Partnership's estimated liquidation costs.

   PBP and the two individual General Partners of the Partnership own 258, 130 and 130 equivalent limited partnership units, respectively. PBP receives funds from the Partnership, such as General Partner distributions and reimbursement of expenses, but has waived all of its rights resulting from its ownership of equivalent limited partnership units.

   Prudential Securities Incorporated, an affiliate of PBP, owns 180 limited partnership units at September 30, 2000.

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

   LAW, at the request of the Partnership, performed a Phase II Environmental Site Assessment which was completed in June 1996. Analysis of soil and ground water samples collected at the site in this assessment indicated detectable levels of tetrachloroethene ('PCE'). LAW, at the request of the Partnership, reported the PCE release to the Maryland Department of the Environment ('MDE'). The MDE requested that a limited subsurface assessment be performed to evaluate the potential impact to subsurface soil and ground water. Since this 1996 assessment, there have been additional groundwater sampling events performed each quarter. Based upon the results of these tests, the Partnership has continued its quarterly monitoring of the property and will continue to do so until further direction is provided by the MDE.

   As of September 30, 2000, the Statement of Net Assets reflects an accrued liability of $500,000 which represents the Partnership's best estimate of the obligation regarding the environmental issues mentioned above. The amount includes costs associated with an active remediation program over a five-year period. It is reasonably possible that the loss exposure will be in excess of the amount accrued and will be material to the Partnership and may possibly change in the near future. However, it is uncertain at this time what will ultimately be required to resolve the environmental issue at the property. It is the Partnership's intention to sell the property and distribute any remaining funds to the partners at such time; however, because of the environmental problem it is uncertain when any such sale could be consummated.

   The General Partners are presently exploring the possibility of selling the Hampton Park property to entities which specialize in the purchase of contaminated properties albeit at a discount but with complete indemnification for any liability in connection with remediation of the contamination of the property.

   In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of September 30, 2000 for the estimated costs expected to be incurred to liquidate the Partnership. Due to the nature of the Hampton Park environmental issue, the date of liquidation is uncertain. However, the Partnership has utilized a March 31, 2001 date for purposes of estimating costs through the conclusion of liquidation. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership's remaining net assets, and may differ from the amounts accrued as of September 30, 2000. An additional accrual of $85,000 was made during the quarter ended June 30, 2000, reflecting a change in the date utilized for estimating liquidation costs from December 31, 2000 to March 31, 2001.

   Net Assets in liquidation increased $183,000 and $99,000 during the nine and three months ended September 30, 2000, respectively. These increases were primarily the result of income from operations of the Hampton Park property, and to a lesser extent, interest income. The $183,000 increase for the nine months ended September 30, 2000 reflects the additional $85,000 accrual of liquidation expenses discussed above.

Results of Operations

   As a result of the Partnership adopting the liquidation basis of accounting in accordance with generally accepted accounting principles as of October 1, 1996, the Partnership no longer reports results of operations.

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

Prudential-Bache/Watson & Taylor, Ltd.-2

By: Prudential-Bache Properties, Inc.
    A Delaware corporation
    Managing General Partner

     By: /s/ Steven Carlino                       Date: November 13, 2000
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant