Form 10-Q
period 2001-03-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 2001-05-11
CIK 737296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2001

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
                          (in process of liquidation)
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                           2001            2000
---------------------------------------------------------------------------------------------------
ASSETS
Property held for sale                                                  $2,018,521      $2,018,521
Cash and cash equivalents                                                1,224,850       1,177,353
Other assets                                                               382,601         388,079
                                                                        ----------     ------------
Total assets                                                             3,625,972       3,583,953
                                                                        ----------     ------------
LIABILITIES
Estimated remediation costs                                                500,000         500,000
Estimated liquidation costs                                                340,239         407,616
                                                                        ----------     ------------
Total liabilities                                                          840,239         907,616
                                                                        ----------     ------------
Net assets available to limited and general partners                    $2,785,733      $2,676,337
                                                                        ----------     ------------
                                                                        ----------     ------------
Limited and equivalent partnership units issued and outstanding             51,818          51,818
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                              PARTNERS      PARTNERS       TOTAL
---------------------------------------------------------------------------------------------------
Net assets in liquidation--December 31, 2000                 $2,676,337     $ --         $2,676,337
Net income from liquidating activities                          109,396       --            109,396
                                                             ----------     --------     ----------
Net assets in liquidation--March 31, 2001                    $2,785,733     $ --         $2,785,733
                                                             ----------     --------     ----------
                                                             ----------     --------     ----------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                       NOTES TO STATEMENTS OF NET ASSETS
                                 March 31, 2001
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('Managing General Partner') ('PBP'), the statements of net assets as of March 31, 2001 and December 31, 2000 contain all adjustments necessary to present fairly such information in accordance with the liquidation basis of accounting. Prudential-Bache/Watson & Taylor, Ltd.-2 (the 'Partnership') first adopted the liquidation basis of accounting as of October 1, 1996. Accordingly, the net assets of the Partnership are stated at liquidation value, i.e., the assets have been valued at their estimated fair values, net of selling expenses, and the liabilities include estimated amounts to be incurred through the date of liquidation of the Partnership, which is in conformity with accounting principles generally accepted in the United States. Due to the nature of the Hampton Park environmental issue (see further discussion below), the date of liquidation is uncertain; however, the Partnership has utilized a September 30, 2001 date for purposes of estimating costs through the conclusion of liquidation reflecting the Managing General Partner's best estimate. The actual remaining net proceeds from liquidation will depend upon a variety of factors and are likely to differ from the estimated amounts reflected in the accompanying financial statements.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

   In accordance with a consent statement dated September 17, 1996, the limited partners approved, during October 1996, the proposed sale of all eight miniwarehouse facilities owned by the Partnership to Public Storage, Inc. ('Public') and the liquidation and dissolution of the Partnership.

   Seven of the eight properties were sold to Public during December 1996. The Partnership continues to own the Hampton Park property located in Capitol Heights, Maryland as it was not sold to Public after Phase I and Phase II Environmental Site Assessments performed during 1996 by Law Engineering and Environmental Services, Inc. ('LAW') identified detectable levels of tetrachloroethene ('PCE') in the soil and ground water samples collected at the site. LAW, at the Partnership's request, reported the PCE release to the Maryland Department of the Environment ('MDE').

   On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. LAW, at the request of the Partnership, submitted an application to enter the site into MDE's Voluntary Cleanup Program ('VCP') during March 2001. During April 2001, MDE requested additional information from the Partnership. MDE will not complete its evaluation of the application until it receives a response to its latest requests which are currently being reviewed by the Partnership. As of March 31, 2001, the Statement of Net Assets reflects an accrued liability of $500,000 which represents the Partnership's best estimate of the obligation regarding the environmental issues mentioned above. The amount includes costs associated with an active remediation program over a five-year period. It is reasonably possible that the loss exposure will be in excess of the amount accrued and will be material to the Partnership and may possibly change in the near future. However, it is uncertain at this time what will ultimately be required to resolve the environmental issue at the property.

   The General Partners intend to offer the Hampton Park property to a select group of potential buyers which specialize in the purchase of contaminated properties, albeit at a discount. It is the intention of the Partnership to obtain from any potential buyer as complete an indemnification for any liability in connection with remediation of the contamination of the property as possible. Due to the environmental problem and MDE oversight, it is uncertain when any such sale could be consummated. The Partnership's liquidation and dissolution will proceed upon the sale of the Hampton Park property.

   Net Assets in liquidation increased $109,000 during three months ended March 31, 2001. The increase was primarily the result of income from operations of the Hampton Park property, and to a lesser extent, interest income.

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

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership for which they receive cost reimbursement.

   Additionally, Watson & Taylor Management, Inc., an affiliate of the individual General Partners and the Partnership's property manager, receives 4.5% of the property's gross revenues (as defined in the management agreement) as a management fee. Such management fees totalled $6,000 and $7,000 for the three months ended March 31, 2001 and March 31, 2000, respectively.

   In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of March 31, 2001 and December 31, 2000 for the estimated costs expected to be incurred to liquidate the Partnership. Included in these estimated liquidation costs is $103,000 and $161,000 as of March 31, 2001 and December 31, 2000, respectively, expected to be payable to the General Partners and their affiliates during the anticipated remaining liquidation period. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership's remaining net assets, and may differ from the amounts accrued as of March 31, 2001.

   PBP and the individual General Partners of the Partnership own 258, 130 and 130 equivalent limited partnership units, respectively. PBP receives funds from the Partnership, such as General Partner distributions and reimbursement of expenses, but has waived all of its rights resulting from its ownership of equivalent limited partnership units. Accordingly, the 258 units owned by PBP are not part of the 51,560 limited and equivalent units which receive distributions and allocations of the Partnership's profits and losses.

   Prudential Securities Incorporated, an affiliate of PBP, owns 180 limited partnership units at March 31, 2001.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   In accordance with a consent statement dated September 17, 1996, the limited partners approved, during October 1996, the proposed sale of all eight miniwarehouse facilities owned by the Partnership to Public Storage, Inc. ('Public') and the liquidation and dissolution of the Partnership.

   Seven of the eight properties were sold to Public during December 1996. The Partnership continues to own the Hampton Park property located in Capitol Heights, Maryland as it was not sold to Public after Phase I and Phase II Environmental Site Assessments performed during 1996 by Law Engineering and Environmental Services, Inc. ('LAW') identified detectable levels of tetrachloroethene ('PCE') in the soil and ground water samples collected at the site. LAW, at the Partnership's request, reported the PCE release to the Maryland Department of the Environment ('MDE').

   On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. LAW, at the request of the Partnership, submitted an application to enter the site into MDE's Voluntary Cleanup Program ('VCP') during March 2001. During April 2001, MDE requested additional information from the Partnership. MDE will not complete its evaluation of the application until it receives a response to its latest requests which are currently being reviewed by the Partnership. As of March 31, 2001, the Statement of Net Assets reflects an accrued liability of $500,000 which represents the Partnership's best estimate of the obligation regarding the environmental issues mentioned above. The amount includes costs associated with an active remediation program over a five-year period. It is reasonably possible that the loss exposure will be in excess of the amount accrued and will be material to the Partnership and may possibly change in the near future. However, it is uncertain at this time what will ultimately be required to resolve the environmental issue at the property.

   The General Partners intend to offer the Hampton Park property to a select group of potential buyers which specialize in the purchase of contaminated properties, albeit at a discount. It is the intention of the Partnership to obtain from any potential buyer as complete an indemnification for any liability in connection with remediation of the contamination of the property as possible. Due to the environmental problem and MDE oversight, it is uncertain when any such sale could be consummated. The Partnership's liquidation and dissolution will proceed upon the sale of the Hampton Park property.

   In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of March 31, 2001 for the estimated costs expected to be incurred to liquidate the Partnership. Due to the nature of the Hampton Park environmental issue, the date of liquidation is uncertain. However, the Partnership has utilized a September 30, 2001 date for purposes of estimating costs through the conclusion of liquidation. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership's remaining net assets, and may differ from the amounts accrued as of March 31, 2001.

   Net Assets in liquidation increased $109,000 during the three months ended March 31, 2001. The increase was primarily the result of income from operations of the Hampton Park property, and to a lesser extent, interest income.

Results of Operations

   As a result of the Partnership adopting the liquidation basis of accounting as of October 1, 1996, in accordance with accounting principles generally accepted in the United States, the Partnership no longer reports results of operations.

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

Prudential-Bache/Watson & Taylor, Ltd.-2

By: Prudential-Bache Properties, Inc.
    A Delaware corporation
    Managing General Partner

     By: /s/ Steven Carlino                       Date: May 11, 2001
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant