Form 10-Q
period 2001-06-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 2001-08-10
CIK 737296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-13518

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Texas                                      75-1933081
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

One Seaport Plaza, New York, N.Y.               10292-0128
-------------------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

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
                          (in process of liquidation)
                                  (Unaudited)

                                                                         June 30,      December 31,
                                                                           2001            2000
---------------------------------------------------------------------------------------------------
ASSETS
Property held for sale                                                  $2,018,521      $2,018,521
Cash and cash equivalents                                                1,299,051       1,177,353
Other assets                                                               368,908         388,079
                                                                        ----------     ------------
Total assets                                                             3,686,480       3,583,953
                                                                        ----------     ------------
LIABILITIES
Estimated remediation costs                                                500,000         500,000
Estimated liquidation costs                                                511,434         407,616
                                                                        ----------     ------------
Total liabilities                                                        1,011,434         907,616
                                                                        ----------     ------------
Net assets available to limited and general partners                    $2,675,046      $2,676,337
                                                                        ----------     ------------
                                                                        ----------     ------------
Limited and equivalent partnership units issued and outstanding             51,818          51,818
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                              PARTNERS      PARTNERS       TOTAL
---------------------------------------------------------------------------------------------------
Net assets in liquidation--December 31, 2000                 $2,676,337     $ --         $2,676,337
Net loss from liquidating activities                             (1,291)      --             (1,291)
                                                             ----------     --------     ----------
Net assets in liquidation--June 30, 2001                     $2,675,046     $ --         $2,675,046
                                                             ----------     --------     ----------
                                                             ----------     --------     ----------
---------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('Managing General Partner') ('PBP'), the statements of net assets as of June 30, 2001 and December 31, 2000 contain all adjustments necessary to state fairly such information in accordance with the liquidation basis of accounting. Prudential-Bache/Watson & Taylor, Ltd.-2 (the 'Partnership') first adopted the liquidation basis of accounting as of October 1, 1996. Accordingly, the net assets of the Partnership are stated at liquidation value, i.e., the assets have been valued at their estimated fair values, net of selling expenses, and the liabilities include estimated amounts to be incurred through the date of liquidation of the Partnership, which is in conformity with accounting principles generally accepted in the United States. Due to the nature of the Hampton Park environmental issue (see further discussion below), the date of liquidation is uncertain; however, the Partnership has utilized a December 31, 2002 date for purposes of estimating costs through the conclusion of liquidation reflecting the Managing General Partner's best estimate. The actual remaining net proceeds from liquidation will depend upon a variety of factors and are likely to differ from the estimated amounts reflected in the accompanying financial statements.

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

B. Partnership Liquidation

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

   On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. LAW, at the request of the Partnership, submitted an application to enter the site into MDE's Voluntary Cleanup Program ('VCP') during March 2001. During a meeting on May 16, 2001 between the Partnership, LAW and MDE, to discuss MDE's comments on the Partnership's application, it was determined that the Partnership would perform a non-invasive Phase I Environmental Site Assessment Update and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures. As a result of the Partnership's agreement to perform the Phase I and Phase II procedures, with the anticipation of entering the site into the VCP, the Partnership changed the estimated date of liquidation to December 31, 2002. As of June 30, 2001, the Statement of Net Assets reflects an accrued liability of $500,000 which represents the Partnership's best estimate of the obligation regarding the environmental issues mentioned above. The amount includes costs associated with an active remediation program over a five-year period. It is reasonably possible that the loss exposure will be in excess of the amount accrued and will be material to the Partnership and may possibly change in the near future. However, it is uncertain at this time what will ultimately be required to resolve the environmental issue at the property.

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

   Net assets in liquidation decreased $1,000 and $111,000 during the six and three months ended June 30, 2001, respectively. These decreases resulted from an additional accrual of $216,000 made during the quarter ended June 30, 2001 which is reflected within estimated liquidation costs in the Statement of Net Assets as of June 30, 2001. This additional accrual reflected a change in the date utilized for estimating liquidation costs from September 30, 2001 to December 31, 2002 and accrued $46,000 for the costs of Phase I and Phase II procedures to be performed (see discussion above), and was offset, in part, by income from operations of the Hampton Park property, and to a lesser extent, interest income.

C. Related Parties

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

   Additionally, Watson & Taylor Management, Inc., an affiliate of the individual General Partners and the Partnership's property manager, receives 4.5% of the property's gross revenues (as defined in the management agreement) as a management fee. Such management fees totalled $13,000 for both the six months ended June 30, 2001 and June 30, 2000 and totalled $7,000 and $6,000 for the three months then ended, respectively.

   In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of June 30, 2001 and December 31, 2000 for the estimated costs expected to be incurred to liquidate the Partnership. Included in these estimated liquidation costs is $208,000 and $161,000 as of June 30, 2001 and December 31, 2000, respectively, expected to be payable to the General Partners and their affiliates during the anticipated remaining liquidation periods. See Notes A and B for a further discussion regarding the Partnership's estimated liquidation costs. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership's remaining net assets, and may differ from the amounts accrued as of June 30, 2001.

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

   Prudential Securities Incorporated, an affiliate of PBP, owns 180 limited partnership units at June 30, 2001.
                                       4

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

   On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. LAW, at the request of the Partnership, submitted an application to enter the site into MDE's Voluntary Cleanup Program ('VCP') during March 2001. During a meeting on May 16, 2001 between the Partnership, LAW and MDE, to discuss MDE's comments on the Partnership's application, it was determined that the Partnership would perform a non-invasive Phase I Environmental Site Assessment Update and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures. As a result of the Partnership's agreement to perform the Phase I and Phase II procedures, with the anticipation of entering the site into the VCP, the Partnership changed the estimated date of liquidation to December 31, 2002. As of June 30, 2001, the Statement of Net Assets reflects an accrued liability of $500,000 which represents the Partnership's best estimate of the obligation regarding the environmental issues mentioned above. The amount includes costs associated with an active remediation program over a five-year period. It is reasonably possible that the loss exposure will be in excess of the amount accrued and will be material to the Partnership and may possibly change in the near future. However, it is uncertain at this time what will ultimately be required to resolve the environmental issue at the property.

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

   In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of June 30, 2001 for the estimated costs expected to be incurred to liquidate the Partnership. Due to the nature of the Hampton Park environmental issue, the date of liquidation is uncertain. However, the Partnership has utilized a December 31, 2002 date for purposes of estimating costs through the conclusion of liquidation. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership's remaining net assets, and may differ from the amounts accrued as of June 30, 2001.

   Net assets in liquidation decreased $1,000 and $111,000 during the six and three months ended June 30, 2001, respectively. These decreases resulted from an additional accrual of $216,000 made during the quarter ended June 30, 2001 which is reflected within estimated liquidation costs in the Statement of Net Assets as of June 30, 2001. This additional accrual reflected a change in the date utilized for estimating liquidation costs from September 30, 2001 to December 31, 2002 and accrued $46,000 for the costs of Phase I and Phase II procedures to be performed (see discussion above), and was offset, in part, by income from operations of the Hampton Park property, and to a lesser extent, interest income.
                                       5

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

Prudential-Bache/Watson & Taylor, Ltd.-2


By: Prudential-Bache Properties, Inc.
    A Delaware corporation
    Managing General Partner

     By: /s/ Steven Carlino                   Date: August 10, 2001
     -----------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant
                                       8