Form 10-Q
period 2001-09-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 2001-11-13
CIK 737296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2001

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
                          (in process of liquidation)
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          2001              2000
----------------------------------------------------------------------------------------------------
ASSETS
Property held for sale                                                 $ 2,018,521       $2,018,521
Cash and cash equivalents                                                1,365,548        1,177,353
Other assets                                                               377,556          388,079
                                                                      -------------     ------------
Total assets                                                             3,761,625        3,583,953
                                                                      -------------     ------------
LIABILITIES
Estimated remediation costs                                                500,000          500,000
Estimated liquidation costs                                                485,115          407,616
                                                                      -------------     ------------
Total liabilities                                                          985,115          907,616
                                                                      -------------     ------------
Net assets available to limited and general partners                   $ 2,776,510       $2,676,337
                                                                      -------------     ------------
                                                                      -------------     ------------
Limited and equivalent partnership units issued and outstanding             51,818           51,818
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                              PARTNERS      PARTNERS       TOTAL
---------------------------------------------------------------------------------------------------
Net assets in liquidation--December 31, 2000                 $2,676,337     $ --         $2,676,337
Net income from liquidating activities                          100,173       --            100,173
                                                             ----------     --------     ----------
Net assets in liquidation--September 30, 2001                $2,776,510     $ --         $2,776,510
                                                             ----------     --------     ----------
                                                             ----------     --------     ----------
---------------------------------------------------------------------------------------------------

       The accompanying notes are an integral part of these statements.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('Managing General Partner') ('PBP'), the statements of net assets as of September 30, 2001 and December 31, 2000 contain all adjustments necessary to state fairly such information in accordance with the liquidation basis of accounting. Prudential-Bache/Watson & Taylor, Ltd.-2 (the 'Partnership') first adopted the liquidation basis of accounting as of October 1, 1996. Accordingly, the net assets of the Partnership are stated at liquidation value, i.e., the assets have been valued at their estimated fair values, net of selling expenses, and the liabilities include estimated amounts to be incurred through the date of liquidation of the Partnership, which is in conformity with accounting principles generally accepted in the United States. Due to the nature of the Hampton Park environmental issue (see further discussion below), the date of liquidation is uncertain; however, the Partnership has utilized a December 31, 2002 date for purposes of estimating costs through the conclusion of liquidation reflecting the Managing General Partner's best estimate. The actual remaining net proceeds from liquidation will depend upon a variety of factors and are likely to differ from the estimated amounts reflected in the accompanying financial statements.

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

   On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. LAW, at the request of the Partnership, submitted an application to enter the site into MDE's Voluntary Cleanup Program ('VCP') during March 2001. During a meeting on May 16, 2001 between the Partnership, LAW and MDE, to discuss MDE's comments on the Partnership's application, it was determined that the Partnership would perform a non-invasive Phase I Environmental Site Assessment Update and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures. As a result of the Partnership's agreement to perform the Phase I and Phase II procedures, with the anticipation of entering the site into the VCP, the Partnership changed the estimated date of liquidation to December 31, 2002. As of September 30, 2001, the Statement of Net Assets reflects an accrued liability of $500,000 which represents the Partnership's best estimate of the obligation regarding the environmental issues mentioned above. The amount includes costs associated with an active remediation program over a five-year period. It is reasonably possible that the loss exposure will be in excess of the amount accrued and will be material to the Partnership and may possibly change in the near future. However, it is uncertain at this time what will ultimately be required to resolve the environmental issue at the property.

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

   Net assets in liquidation increased $100,000 and $101,000 during the nine and three months ended September 30, 2001, respectively. These increases resulted from income from operations of the Hampton Park property, and to a lesser extent, interest income. The year-to-date increase was partially offset by an additional accrual of $216,000 made during the quarter ended June 30, 2001 which was recorded within estimated liquidation costs. This additional accrual reflected a change in the date utilized for estimating liquidation costs from September 30, 2001 to December 31, 2002 and accrued $46,000 for the costs of required Phase I and Phase II procedures (see discussion above).

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

   Additionally, Watson & Taylor Management, Inc., an affiliate of the individual General Partners and the Partnership's property manager, receives 4.5% of the property's gross revenues (as defined in the management agreement) as a management fee. Such management fees totalled $20,000 and $19,000 for the nine months ended September 30, 2001 and September 30, 2000, respectively, and totalled $7,000 and $6,000 for the three months then ended, respectively.

   In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of September 30, 2001 and December 31, 2000 for the estimated costs expected to be incurred to liquidate the Partnership. Included in these estimated liquidation costs is $206,000 and $161,000 as of September 30, 2001 and December 31, 2000, respectively, expected to be payable to the General Partners and their affiliates during the anticipated remaining liquidation periods. See Notes A and B for a further discussion regarding the Partnership's estimated liquidation costs. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership's remaining net assets, and may differ from the amounts accrued as of September 30, 2001.

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

   Prudential Securities Incorporated, an affiliate of PBP, owns 180 limited partnership units at September 30, 2001.

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

   On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. LAW, at the request of the Partnership, submitted an application to enter the site into MDE's Voluntary Cleanup Program ('VCP') during March 2001. During a meeting on May 16, 2001 between the Partnership, LAW and MDE, to discuss MDE's comments on the Partnership's application, it was determined that the Partnership would perform a non-invasive Phase I Environmental Site Assessment Update and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures. As a result of the Partnership's agreement to perform the Phase I and Phase II procedures, with the anticipation of entering the site into the VCP, the Partnership changed the estimated date of liquidation to December 31, 2002. As of September 30, 2001, the Statement of Net Assets reflects an accrued liability of $500,000 which represents the Partnership's best estimate of the obligation regarding the environmental issues mentioned above. The amount includes costs associated with an active remediation program over a five-year period. It is reasonably possible that the loss exposure will be in excess of the amount accrued and will be material to the Partnership and may possibly change in the near future. However, it is uncertain at this time what will ultimately be required to resolve the environmental issue at the property.

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

   In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of September 30, 2001 for the estimated costs expected to be incurred to liquidate the Partnership. Due to the nature of the Hampton Park environmental issue, the date of liquidation is uncertain. However, the Partnership has utilized a December 31, 2002 date for purposes of estimating costs through the conclusion of liquidation. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership's remaining net assets, and may differ from the amounts accrued as of September 30, 2001.

   Net assets in liquidation increased $100,000 and $101,000 during the nine and three months ended September 30, 2001, respectively. These increases resulted from income from operations of the Hampton Park property, and to a lesser extent, interest income. The year-to-date increase was partially offset by an additional accrual of $216,000 made during the quarter ended June 30, 2001 which was recorded within estimated liquidation costs in the Statement of Net Assets. This additional accrual reflected a change in the date utilized for estimating liquidation costs from September 30, 2001 to December 31, 2002 and accrued $46,000 for the costs of Phase I and Phase II procedures to be performed (see discussion above).
                                       5

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

Prudential-Bache/Watson & Taylor, Ltd.-2

By: Prudential-Bache Properties, Inc.
    A Delaware corporation
    Managing General Partner

     By: /s/ Steven Carlino                       Date: November 13, 2001
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant
                                       8