Form 10-K
period 2001-12-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 2002-03-04
CIK 737296

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2001

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

   Registrant's Annual Report to Limited Partners for the year ended December 31, 2001 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K.

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

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business..........................................................................    3
Item  2    Properties........................................................................    4
Item  3    Legal Proceedings.................................................................    4
Item  4    Submission of Matters to a Vote of Limited Partners...............................    4


PART II
Item  5    Market for the Registrant's Units and Related Limited Partner Matters.............    4
Item  6    Selected Financial Data...........................................................    5
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations......................................................................    5
Item 7A    Quantitative and Qualitative Disclosures About Market Risk........................    5
Item  8    Financial Statements and Supplementary Data.......................................    5
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure......................................................................    5

PART III
Item 10    Directors and Executive Officers of the Registrant................................    5
Item 11    Executive Compensation............................................................    6
Item 12    Security Ownership of Certain Beneficial Owners and Management....................    7
Item 13    Certain Relationships and Related Transactions....................................    7

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K...................    8
           Financial Statements and Financial Statement Schedules............................    8
           Exhibits..........................................................................    8
           Reports on Form 8-K...............................................................    9
SIGNATURES...................................................................................   14

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

   In accordance with a consent statement dated September 17, 1996, the limited partners approved, during October 1996, the proposed sale of all eight miniwarehouse facilities owned by the Registrant to Public Storage, Inc. ('Public') and the liquidation and dissolution of the Registrant.

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

   On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. LAW, at the request of the Registrant, submitted an application to enter the site into MDE's Voluntary Cleanup Program ('VCP') during March 2001. During a meeting on May 16, 2001 between the Registrant, LAW and MDE, to discuss MDE's comments on the Registrant's application, it was determined that the Registrant would perform a non-invasive Phase I Environmental Site Assessment Update ('Phase I Activities') and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures ('Phase II Activities'). During February 2002, MDE notified the Registrant that its responses to all previous comments on Phase I Activities have been resolved and LAW has started the process of preparing a work plan for Phase II Activities. As a result of the Registrant's agreement to perform the Phase I and Phase II Activities, with the anticipation of entering the site into the VCP, the Registrant changed the estimated date of liquidation to December 31, 2002. As of December 31, 2001, the Statement of Net Assets included in the Registrant's annual report to the limited partners for the year ended December 31, 2001 ('Registrant's Annual Report') reflects an accrued liability of $500,000 which represents the Registrant's best estimate of the obligation regarding the environmental issues mentioned above. The amount includes costs associated with an active remediation program over a five-year period. It is reasonably possible that the loss exposure will be in excess of the amount accrued and will be material to the Registrant and may possibly change in the near future. However, it is uncertain at this time what will ultimately be required to resolve the environmental issue at the property.

   The general partners of the Registrant intend to offer the Hampton Park property to a select group of potential buyers which specialize in the purchase of contaminated properties, albeit at a discount. It is the intention of the Registrant to obtain from any potential buyer as complete an indemnification for any liability in connection with remediation of the contamination of the property as possible. Due to the environmental problem and MDE oversight, it is uncertain when any such sale could be consummated. The Registrant's liquidation and dissolution will proceed upon the sale of the Hampton Park property.

   Watson & Taylor Management, Inc., an affiliate of the individual general partners, is responsible for the day-to-day operation of the property, including the supervision of the on-site managers and the establishment of rental policies and rates for new rentals and renewals and directs the marketing activity for the property.

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

Item 2. Properties

   As of December 31, 2001, the Registrant owns the following property:

                                               Average                                          Monthly
                                           Occupancy Rates                                    Rental Rates
                                         for the year ended                                     Per Unit
                                            December 31,           Land       Rentable     as of December 31,
          Property Location                    2001(1)          (in acres)     Units              2001
--------------------------------------   -------------------    ----------    --------    --------------------
Hampton Park (Capitol Heights,
  Maryland)
     Mini-warehouse                             94.70%             5.87          130         $  42 - $  280
     Commercial                                 97.38%                            53         $ 350 - $1,350
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

   During the three years ended December 31, 2001, 2000 and 1999, the Hampton Park property rental revenues represented 98%, 96% and 96% of the Registrant's total revenue, respectively.

Item 3. Legal Proceedings

   None

Item 4. Submission of Matters to a Vote of Limited Partners

   None

                                    PART II

Item 5. Market for the Registrant's Units and Related Limited Partner Matters

   As of February 21, 2002, there were 3,405 holders of record owning 51,818 Units, inclusive of 258, 130 and 130 equivalent limited partnership units held by PBP and Messrs. Watson and Taylor, respectively. A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in Section
17.3 of the Amended and Restated Certificate and Agreement of Limited Partnership limiting the ability of a limited partner to transfer Units. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   There were no cash distributions paid to limited partners during 2001, 2000 and 1999.

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

Item 6. Selected Financial Data

   As of October 1, 1996, the Registrant adopted the liquidation basis of accounting in accordance with generally accepted accounting principles and, therefore, there is no reporting of results of operations. Total assets at December 31, 1997, 1998, 1999, 2000 and 2001 were $2,468,042, $2,594,664,
$3,332,496, $3,583,953 and $3,833,466, respectively. Additionally, no distributions were made during the five years ended December 31, 2001. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 7 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 8 and 9 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 7 of the Registrant's Annual Report which is filed as an exhibit hereto. Quarterly financial data pursuant to Item 302 of Regulation S-K is not provided as the Registrant follows the liquidation basis of accounting and has not reported results of operations subsequent to 1996 in accordance with generally accepted accounting principles.

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

   BRIAN J. MARTIN, age 51, is the Chairman of the Board of Directors of PBP. He is a Senior Vice President of Prudential Securities Incorporated ('PSI'), an affiliate of PBP. In his current position, Mr. Martin has responsibility for developing various alternative investment products for the firm's high net worth clients. Mr. Martin also serves in various capacities for certain other affiliated companies. Mr. Martin joined PSI in 1980. Mr. Martin is a member of the Pennsylvania Bar.

   CHESTER A. PISKOROWSKI, age 58, is the President, Chief Executive Officer and a Director of PBP. He is a Senior Vice President of PSI and is head of its Specialty Finance Department. Mr. Piskorowski also serves in various capacities for certain other affiliated companies. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

   BARBARA J. BROOKS, age 53, is the Vice President--Finance, Chief Financial Officer and a Director of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

   STEVEN CARLINO, age 38, is a Vice President of PBP. He is a Senior Vice President of PSI. Mr. Carlino also serves in various capacities for other affiliated companies. Prior to joining PSI in October 1992, he was with Ernst & Young for six years. Mr. Carlino is a certified public accountant.

   There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and executive officers have indefinite terms.

Individual General Partners

   GEORGE S. WATSON, age 61, is a financial specialist and a certified public accountant. He has been instrumental in the success of The Community Minority Business Advancement Program sponsored by the University of Texas at Austin College and Graduate Schools of Business. Mr. Watson is a member of the Advisory Council of the University of Texas at Austin Business School and a member of its Chancellor's Council. Mr. Watson attended the University of Texas at Austin, graduating summa cum laude in 1963 with a BBA in accounting and finance. He received his MBA in accounting and finance from the University of Texas in 1965, graduating first in his class and summa cum laude. He also has received various awards and scholarships and is a member of many fraternal organizations including Phi Kappa Phi, the honorary scholastic society. Mr. Watson has over 25 years of experience in real estate and financial investments.

   A. STARKE TAYLOR, III, age 58, holds a bachelor of business administration degree from Southern Methodist University which was awarded in 1966. He is past president of the North Dallas Chamber of Commerce. Mr. Taylor is a member of the boards of the Dallas Theological Seminary and the Northeast Texas Regional Board of Young Life. Mr. Taylor has over 25 years of experience in real estate, insurance and financial investments.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of February 21, 2002, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any interest in the voting securities of the Managing General Partner.

   As of February 21, 2002, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any of the Units issued by the Registrant.

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

   As of February 21, 2002, no limited partner beneficially owns more than 5% of the outstanding Units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partners and their affiliates. However, there have been no direct financial transactions between the Registrant and the individual General Partners or the directors or officers of the Managing General Partner during 2001.

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

                  Report of Independent Auditors                                             2
                  Financial Statements:
                  Statements of Net Assets--December 31, 2001 and 2000                       3
                  Statements of Changes in Net Assets--Years ended December 31,
                  2001, 2000 and 1999                                                        3
                  Notes to Financial Statements                                              4

               2. Financial Statement Schedules and Consent of Independent Auditors
                  Consent of Independent Auditors
                  Schedules:
                  II-- Valuation and Qualifying Accounts and Reserves--Three years ended December 31, 2001
                  III--Real Estate and Accumulated Depreciation at December 31,
                  2001
                  Notes to Schedule III--Real Estate and Accumulated Depreciation
                  All other schedules have been omitted because they are not applicable or the required information is included in the
                  financial statements and the notes thereto.

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

                  13.01 Registrant's Annual Report to Limited Partners for the year ended December 31, 2001 (with the exception of the information and data incorporated by reference in Items 7 and 8 of this
                        Annual Report on Form 10-K, no other information or data
                        appearing in the Registrant's Annual Report is to be deemed filed as part of this report)
(b)               Reports on Form 8-K--None

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

                        CONSENT OF INDEPENDENT AUDITORS

To the Partners
Prudential-Bache/Watson & Taylor, Ltd.-2

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Prudential-Bache/Watson & Taylor, Ltd.-2 of our report dated February 5, 2002, included in the 2001 Annual Report to Partners of Prudential-Bache/Watson & Taylor, Ltd.-2.

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

/s/ Ernst & Young LLP
New York, New York
February 5, 2002

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                               December 31, 2001
-------------------------------------------------------------------------------
Allowance for Loss on Impairment of Assets

                                                                  Deductions - Amounts
 Year Ended         Balance at          Additions - Amounts        Written-off During       Balance at
December 31,     Beginning of Year      Reserved During Year              Year              End of Year
------------     -----------------      --------------------      --------------------      -----------
    1999            $ 1,418,000               --                        --                  $ 1,418,000(1)
    2000            $ 1,418,000               --                        --                  $ 1,418,000(1)
    2001            $ 1,418,000               --                        --                  $ 1,418,000(1)
-------------------------------------------------------------------------------------------------------
(1) Shown as a direct deduction of carrying value of property held for sale.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2001

                                                                                              Amount at which carried at
                                                                                                     close of year
                                                                                    -----------------------------------------------
                                        Initial cost to                                                                Valuation
                                          Registrant                  Costs                                          allowance on
                                           (Note B)                capitalized                                      impaired assets
                                 -----------------------------      subsequent                                      and accumulated
         Description                            Buildings and           to                       Buildings and       depreciation
          (Note A)                  Land         Improvements      acquisition        Land        Improvements       (Notes C & D)
-----------------------------    ----------     --------------     ------------     --------     --------------     ---------------
Hampton Park
(Capitol Heights, Maryland)      $  925,595       $       --       $ 3,774,366      $926,441       $3,773,520         $ 2,681,440
                                 ----------     --------------     ------------     --------     --------------     ---------------
                                 ----------     --------------     ------------     --------     --------------     ---------------
-----------------------------------------------------------------------------------------------------------------------------------


         Description             Total          Dates of          Date
          (Note A)              (Note C)      construction      acquired
-----------------------------  ----------     -------------     --------
Hampton Park
(Capitol Heights, Maryland)    $2,018,521         1985/86         1984
                               ----------
                               ----------
------------------------------------------------------------------------

                        See notes on the following page.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                             NOTES TO SCHEDULE III
                               December 31, 2001

NOTE A--There are no mortgages, deeds of trust or similar encumbrances against the remaining property.
NOTE B--Initial cost represents the initial purchase price of the property including acquisition fees.
NOTE C--RECONCILIATION SUMMARY OF TRANSACTIONS--REAL ESTATE

                                                                     Year ended December 31,
                                                             ----------------------------------------
                                                                2001          2000           1999
                                                             ----------    ----------    ------------

Balance at beginning of year..............................   $2,018,521    $2,018,521    $  1,518,521
Additions during the year--capitalization of environmental
  costs                                                              --            --         500,000
                                                             ----------    ----------    ------------
Balance at close of year..................................   $2,018,521    $2,018,521    $  2,018,521
                                                             ----------    ----------    ------------
                                                             ----------    ----------    ------------

   The aggregate cost of land, buildings and improvements, and furniture and fixtures, net of depreciation, for Federal income tax purposes as of December 31, 2001 was $2,230,957.

    NOTE D--RECONCILIATION SUMMARY OF TRANSACTIONS--ACCUMULATED DEPRECIATION

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

Prudential-Bache/Watson & Taylor, Ltd.-2

By: Prudential-Bache Properties, Inc.,
    A Delaware corporation,
    Managing General Partner

     By: /s/ Steven Carlino                       Date: March 4, 2002
     ----------------------------------------
     Steven Carlino
     Vice President and
     Chief Accounting Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Prudential-Bache Properties, Inc.,
    A Delaware corporation,
    Managing General Partner

    By: /s/ Brian J. Martin                       Date: March 4, 2002
    -----------------------------------------
    Brian J. Martin
    Chairman of the Board of Directors

    By: /s/ Chester A. Piskorowski                Date: March 4, 2002
    -----------------------------------------
    Chester A. Piskorowski
    President, Chief Executive Officer
    and Director

    By: /s/ Barbara J. Brooks                     Date: March 4, 2002
    -----------------------------------------
    Barbara J. Brooks
    Vice President-Finance,
    Chief Financial Officer and Director

    By: /s/ Steven Carlino                        Date: March 4, 2002
    -----------------------------------------
    Steven Carlino
    Vice President