Form 10-Q
period 2002-09-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 2002-11-14
CIK 737296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2002

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

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

   Indicate by check CK whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes __ No _CK_

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)

                            STATEMENTS OF NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          2002              2001
----------------------------------------------------------------------------------------------------
ASSETS
Property held for sale                                                 $ 2,018,521       $2,018,521
Cash and cash equivalents                                                1,596,914        1,363,297
Other assets                                                               388,109          451,648
                                                                      -------------     ------------
Total assets                                                             4,003,544        3,833,466
                                                                      -------------     ------------
LIABILITIES
Estimated remediation costs                                                500,000          500,000
Estimated liquidation costs                                                440,589          423,368
                                                                      -------------     ------------
Total liabilities                                                          940,589          923,368
                                                                      -------------     ------------
Net assets available to limited and general partners                   $ 3,062,955       $2,910,098
                                                                      -------------     ------------
                                                                      -------------     ------------
Limited and equivalent partnership units issued and outstanding             51,818           51,818
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                              PARTNERS      PARTNERS       TOTAL
---------------------------------------------------------------------------------------------------
Net assets in liquidation--December 31, 2001                 $2,910,098     $ --         $2,910,098
Net income from liquidating activities                          152,857       --            152,857
                                                             ----------     --------     ----------
Net assets in liquidation--September 30, 2002                $3,062,955     $ --         $3,062,955
                                                             ----------     --------     ----------
                                                             ----------     --------     ----------
---------------------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of these statements.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)

                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('Managing General Partner') ('PBP'), the statements of net assets as of September 30, 2002 and December 31, 2001 contain all adjustments necessary to state fairly such information in accordance with the liquidation basis of accounting. Prudential-Bache/Watson & Taylor, Ltd.-2 (the 'Partnership') first adopted the liquidation basis of accounting as of October 1, 1996. Accordingly, the net assets of the Partnership are stated at liquidation value, i.e., the assets have been valued at their estimated fair values, net of selling expenses, and the liabilities include estimated amounts to be incurred through the date of liquidation of the Partnership, which is in conformity with accounting principles generally accepted in the United States. Due to the nature of the Hampton Park environmental issue (see further discussion below), the date of liquidation is uncertain; however, the Partnership has utilized a June 30, 2003 date for purposes of estimating costs through the conclusion of liquidation reflecting the Managing General Partner's best estimate. The actual remaining net proceeds from liquidation will depend upon a variety of factors and are likely to differ from the estimated amounts reflected in the accompanying financial statements.

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

   On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. LAW, at the request of the Partnership, submitted an application to enter the site into MDE's Voluntary Cleanup Program ('VCP') during March 2001. During a meeting on May 16, 2001 between the Partnership, LAW and MDE, to discuss MDE's comments on the Partnership's application, it was determined that the Partnership would perform a non-invasive Phase I Environmental Site Assessment Update ('Phase I Activities') and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures ('Phase II Activities') with the anticipation of entering the site into the VCP. During the first quarter of 2002, MDE notified the Partnership that its responses to all previous comments on Phase I Activities have been resolved. Additionally, LAW is in the process of performing Phase II Activities (under a work plan that MDE reviewed). Once the site is formally entered into the VCP, MDE will provide direction regarding future monitoring, assessment or remediation activities at the site that may be required of the Partnership or a prospective buyer. As a result of the Partnership's experience in working with MDE on the environmental issue, the Partnership changed the estimated date of liquidation to June 30, 2003. As of September 30, 2002, the Statement of Net Assets reflects an accrued liability of $500,000 which represents the Partnership's best estimate of the obligation regarding the environmental issues mentioned above. The amount includes costs associated with an active remediation program over a five-year period. It is reasonably possible that the loss exposure will be in excess of the amount accrued and will be material to the Partnership and may possibly change in the near future. However, it is uncertain at this time what will ultimately be required to resolve the environmental issue at the property.

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

   Net assets in liquidation increased $153,000 and $82,000 during the nine and three months ended September 30, 2002, respectively. These increases resulted from income from operations of the Hampton Park property, and to a lesser extent, interest income. The year-to-date increase was partially offset by an additional accrual of $116,000 made during the quarter ended June 30, 2002 which was recorded within estimated liquidation costs. This additional accrual reflected a change in the date utilized for estimating liquidation costs from December 31, 2002 to June 30, 2003 and accrued an additional $32,000 for costs of Phase II procedures to be performed (see discussion above).

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

   Additionally, Watson & Taylor Management, Inc., an affiliate of the individual General Partners and the Partnership's property manager, receives 4.5% of the property's gross revenues (as defined in the management agreement) as a management fee. Such management fees totalled $20,000 for both the nine months ended September 30, 2002 and 2001, respectively, and totalled $6,000 and $7,000 for the three months then ended, respectively.

   In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of September 30, 2002 and December 31, 2001 for the estimated costs expected to be incurred to liquidate the Partnership. Included in these estimated liquidation costs is $146,000 and $155,000 as of September 30, 2002 and December 31, 2001, respectively, expected to be payable to the General Partners and their affiliates during the anticipated remaining liquidation periods. See Notes A and B for a further discussion regarding the Partnership's estimated liquidation costs. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership's remaining net assets, and may differ from the amounts accrued as of September 30, 2002.

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

   Prudential Securities Incorporated ('PSI'), an affiliate of PBP, owns 180 limited partnership units at September 30, 2002. PSI is an indirect wholly-owned subsidiary of Prudential Financial, Inc.

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

   On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. LAW, at the request of the Partnership, submitted an application to enter the site into MDE's Voluntary Cleanup Program ('VCP') during March 2001. During a meeting on May 16, 2001 between the Partnership, LAW and MDE, to discuss MDE's comments on the Partnership's application, it was determined that the Partnership would perform a non-invasive Phase I Environmental Site Assessment Update ('Phase I Activities') and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures ('Phase II Activities') with the anticipation of entering the site into the VCP. During the first quarter of 2002, MDE notified the Partnership that its responses to all previous comments on Phase I Activities have been resolved. Additionally, LAW is in the process of performing Phase II Activities (under a work plan that MDE reviewed). Once the site is formally entered into the VCP, MDE will provide direction regarding future monitoring, assessment or remediation activities at the site that may be required of the Partnership or a prospective buyer. As a result of the Partnership's experience in working with MDE on the environmental issue, the Partnership changed the estimated date of liquidation to June 30, 2003. As of September 30, 2002, the Statement of Net Assets reflects an accrued liability of $500,000 which represents the Partnership's best estimate of the obligation regarding the environmental issues mentioned above. The amount includes costs associated with an active remediation program over a five-year period. It is reasonably possible that the loss exposure will be in excess of the amount accrued and will be material to the Partnership and may possibly change in the near future. However, it is uncertain at this time what will ultimately be required to resolve the environmental issue at the property.

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

   In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of September 30, 2002 for the estimated costs expected to be incurred to liquidate the Partnership. Due to the nature of the Hampton Park environmental issue, the date of liquidation is uncertain. However, the Partnership has utilized a June 30, 2003 date for purposes of estimating costs through the conclusion of liquidation. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership's remaining net assets, and may differ from the amounts accrued as of September 30, 2002.

   Net assets in liquidation increased $153,000 and $82,000 during the nine and three months ended September 30, 2002, respectively. These increases resulted from income from operations of the Hampton Park property, and to a lesser extent, interest income. The year-to-date increase was partially offset by an additional accrual of $116,000 made during the quarter ended June 30, 2002 which was recorded within estimated liquidation costs. This additional accrual reflected a change in the date utilized for estimating liquidation costs from December 31, 2002 to June 30, 2003 and accrued an additional $32,000 for costs of Phase II procedures to be performed (see discussion above).

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

ITEM 4. CONTROLS AND PROCEDURES

   Within the 90 days prior to the date of this report, the Managing General Partner carried out an evaluation, under the supervision and with the participation of the officers of the Managing General Partner, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Managing General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Prudential-Bache/Watson & Taylor, Ltd.-2

By: Prudential-Bache Properties, Inc.
    A Delaware corporation
    Managing General Partner

     By: /s/ Steven Weinreb                       Date: November 14, 2002
     ----------------------------------------
     Steven Weinreb
     Chief Financial Officer and Vice
     President


                                 CERTIFICATIONS

I, Chester A. Piskorowski, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Prudential-Bache/Watson & Taylor, LTD.-2 (the 'Partnership');

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

   4. The Partnership's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The Partnership's other certifying officers and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the board of directors of the managing general partner of the Partnership:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

   6. The Partnership's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002               /s/ Chester A. Piskorowski
                                       --------------------------------------
                                       Chester A. Piskorowski
                                       President and Chief Executive Officer
                                        of the managing general partner
                                        of the Partnership

I, Steven Weinreb, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Prudential-Bache/Watson & Taylor, LTD.-2 (the 'Partnership');

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

   4. The Partnership's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The Partnership's other certifying officers and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the board of directors of the managing general partner of the Partnership:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

   6. The Partnership's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002               /s/ Steven Weinreb
                                       --------------------------------------
                                       Steven Weinreb
                                       Chief Financial Officer
                                        of the managing general partner
                                        of the Partnership