Form 10-K
period 2002-12-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 2003-03-18
CIK 737296

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2002

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

                                  None
---------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
-------------------------------------------------------------------------------
                                (Title of class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No _

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [CK]

   Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes _ No CK

                      DOCUMENTS INCORPORATED BY REFERENCE

   Registrant's Annual Report to Limited Partners for the year ended December 31, 2002 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K.

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

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business..........................................................................    3
Item  2    Properties........................................................................    4
Item  3    Legal Proceedings.................................................................    4
Item  4    Submission of Matters to a Vote of Limited Partners...............................    4


PART II
Item  5    Market for the Registrant's Units and Related Limited Partner Matters.............    5
Item  6    Selected Financial Data...........................................................    5
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations......................................................................    5
Item 7A    Quantitative and Qualitative Disclosures About Market Risk........................    5
Item  8    Financial Statements and Supplementary Data.......................................    5
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure......................................................................    5

PART III
Item 10    Directors and Executive Officers of the Registrant................................    5
Item 11    Executive Compensation............................................................    7
Item 12    Security Ownership of Certain Beneficial Owners and Management....................    7
Item 13    Certain Relationships and Related Transactions....................................    7
Item 14    Controls and Procedures...........................................................    7

PART IV
Item 15    Exhibits, Financial Statement Schedules and Reports on Form 8-K...................    8
           Financial Statements and Financial Statement Schedules............................    8
           Exhibits..........................................................................    8
           Reports on Form 8-K...............................................................    9
SIGNATURES...................................................................................   14
CERTIFICATIONS...............................................................................   15

                                       2

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

   Seven of the eight properties were sold to Public during December 1996. The Registrant continues to own the Hampton Park property located in Capitol Heights, Maryland as it was not sold to Public after Phase I and Phase II Environmental Site Assessments performed during 1996 by MACTEC Engineering and Consulting, Inc. ('MACTEC'), which was formerly known as Law Engineering and Environmental Services, Inc. or LAW, identified detectable levels of tetrachloroethene ('PCE') in the soil and ground water samples collected at the site. MACTEC, at the Registrant's request, reported the PCE release to the Maryland Department of the Environment ('MDE').

   On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. MACTEC, at the request of the Registrant, submitted an application to enter the site into MDE's Voluntary Cleanup Program ('VCP') during March 2001. During a meeting on May 16, 2001 between the Registrant, MACTEC and MDE, to discuss MDE's comments on the Registrant's application, it was determined that the Registrant would perform a non-invasive Phase I Environmental Site Assessment Update ('Phase I Activities') and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures ('Phase II Activities') with the anticipation of entering the site into the VCP. During the first quarter of 2002, MDE notified the Registrant that its responses to all previous comments on Phase I Activities have been resolved. Additionally, MACTEC completed the fieldwork for Phase II activities (under a work plan that MDE reviewed) during 2002. The procedures and findings were documented in a Phase II Site Characterization and Risk Assessment Report (the 'Report') that was sent to MDE on February 13, 2003. It is anticipated that MDE will take approximately 60 days to review the Report. Once the site is formally entered into the VCP, MDE will provide direction regarding future monitoring, assessment or remediation activities at the site that may be required of the Registrant or a prospective buyer. As a result of the Registrant's experience in working with MDE on the environmental issue, the Registrant changed the estimated date of liquidation to December 31, 2003. As of December 31, 2002, the Statement of Net Assets included in the Registrant's annual report to the limited partners for the year ended December 31, 2002 ('Registrant's Annual Report') reflects an accrued liability of $500,000 which represents the Registrant's best estimate of the obligation regarding the environmental issues mentioned above. The amount includes costs associated with an active remediation program over a five-year period. It is reasonably possible that the loss exposure will be in excess of the amount accrued and will be material to the Registrant and may possibly change in the near future. However, it is uncertain at this time what will ultimately be required to resolve the environmental issue at the property.

   The general partners of the Registrant intend to offer the Hampton Park property to a select group of potential buyers, which specialize in the purchase of contaminated properties, and others, albeit at a discount. It is the intention of the Registrant to obtain from any potential buyer as complete an indemnification as possible for any liability in connection with remediation of the contamination of the property. Due to the environmental problem and MDE oversight, it is uncertain when any such sale could be consummated. The Registrant's liquidation and dissolution will proceed upon the sale of the Hampton Park property.

   Watson & Taylor Management, Inc., an affiliate of the individual general partners, is responsible for the day-to-day operation of the property, including the supervision of the on-site managers and the establishment of rental policies and rates for new rentals and renewals and directs the marketing activity for the property.
                                       3

General Partners and Affiliates

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

   In February 2003, Prudential Financial, Inc. ('Prudential') and Wachovia Corp. ('Wachovia') announced an agreement to combine each company's respective retail securities brokerage and clearing operations within a new firm, which will be headquartered in Richmond, Virginia. Under the agreement, Prudential will have a 38% ownership interest in the new firm and Wachovia will own 62%. The transaction, which includes the securities brokerage, securities clearing, and debt capital markets operations of PSI, but does not include the equity sales, trading and research operations or commodity brokerage and derivative operations of PSI, is anticipated to close in the third quarter of 2003. PBP will continue to be an indirect wholly owned subsidiary of Prudential.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partners and their affiliates pursuant to the Partnership Agreement. For further information, see Note E of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Item 2. Properties

   As of December 31, 2002, the Registrant owns the following property:

                                               Average                                          Monthly
                                           Occupancy Rates                                    Rental Rates
                                         for the year ended                                     Per Unit
                                            December 31,           Land       Rentable     as of December 31,
          Property Location                    2002(1)          (in acres)     Units              2002
--------------------------------------   -------------------    ----------    --------    --------------------
Hampton Park (Capitol Heights,
  Maryland)
     Mini-warehouse                             97.40%             5.87          130           $42 - $285
     Commercial                                 96.22%                            54         $350 - $1,350
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

   During the three years ended December 31, 2002, 2001 and 2000, the Hampton Park property rental revenues represented 94%, 90% and 89% of the Registrant's total revenue, respectively.

Item 3. Legal Proceedings

   None

Item 4. Submission of Matters to a Vote of Limited Partners

   None
                                       4

                                    PART II

Item 5. Market for the Registrant's Units and Related Limited Partner Matters

   As of March 7, 2003, there were 3,392 holders of record owning 51,818 Units, inclusive of 258, 130 and 130 equivalent limited partnership units held by PBP and Messrs. Watson and Taylor, respectively. A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in Section 17.3 of the Amended and Restated Certificate and Agreement of Limited Partnership limiting the ability of a limited partner to transfer Units. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   There were no cash distributions paid to limited partners during 2002, 2001 and 2000.

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

Item 6. Selected Financial Data

   As of October 1, 1996, the Registrant adopted the liquidation basis of accounting in accordance with generally accepted accounting principles and, therefore, there is no reporting of results of operations. Total assets at December 31, 1998, 1999, 2000, 2001 and 2002 were $2,594,664, $3,332,496,
$3,583,953, $3,833,466 and $4,061,081, respectively. Additionally, no distributions were made during the five years ended December 31, 2002. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 7 of the Registrant's Annual Report which is filed as an exhibit hereto.

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

Section 16(a) Beneficial Ownership Reporting Compliance

   The Registrant, the Registrant's General Partners, PBP's directors and executive officers and any persons holding more than 10% of the Registrant's Units are required to report their initial ownership of such Units and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms
                                       5

3, 4 and 5. Such General Partners, executive officers, directors and other persons who own greater than 10% of the Registrant's Units are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the General Partners, PBP's directors and executive officers and other persons who own greater than 10% of the Registrant's Units or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

Prudential-Bache Properties, Inc., Managing General Partner

   The directors and executive officers of PBP and their positions with regard to managing the Registrant are as follows:

Name                       Position
Brian J. Martin            Chairman of the Board of Directors
Chester A. Piskorowski     President, Chief Executive Officer and Director
Steven Weinreb             Chief Financial Officer, Vice President and Director

   BRIAN J. MARTIN, age 52, is the Chairman of the Board of Directors of PBP. He is a Senior Vice President of Prudential Securities Incorporated ('PSI'), an affiliate of PBP. In his current position, Mr. Martin has responsibility for developing various alternative investment products for the firm's high net worth clients. Mr. Martin also serves in various capacities for certain other affiliated companies. Mr. Martin joined PSI in 1980. Mr. Martin is a member of the Pennsylvania Bar.

   CHESTER A. PISKOROWSKI, age 59, is the President, Chief Executive Officer and a Director of PBP. He is a Senior Vice President of PSI and is head of its Specialty Finance Department. Mr. Piskorowski also serves in various capacities for certain other affiliated companies. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

   STEVEN WEINREB, age 40, is the Chief Financial Officer, Vice President and a Director of PBP. He is a Senior Vice President and Controller of PSI. Mr. Weinreb also serves in various capacities for other affiliated companies. Prior to joining PSI in May 1991, he was with the public accounting firms Deloitte & Touche from 1986 to 1991 and from 1984 to 1986 with Laventhol & Horwath. Mr. Weinreb graduated in 1984 from the State University of New York at Albany with a B.S. in Accounting. Mr. Weinreb is a Certified Public Accountant.

   Effective June 2002, Steven Weinreb was elected by the Board of Directors of PBP as Chief Financial Officer and Vice President replacing Barbara Brooks.

   There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and executive officers have indefinite terms.

Individual General Partners

   GEORGE S. WATSON, age 62, is a financial specialist and a certified public accountant. He has been instrumental in the success of The Community Minority Business Advancement Program sponsored by the University of Texas at Austin College and Graduate Schools of Business. Mr. Watson is a member of the Advisory Council of the University of Texas at Austin Business School and a member of its Chancellor's Council. Mr. Watson attended the University of Texas at Austin, graduating summa cum laude in 1963 with a BBA in accounting and finance. He received his MBA in accounting and finance from the University of Texas in 1965, graduating first in his class and summa cum laude. He also has received various awards and scholarships and is a member of many fraternal organizations including Phi Kappa Phi, the honorary scholastic society. Mr. Watson has over 25 years of experience in real estate and financial investments.

   A. STARKE TAYLOR, III, age 59, holds a bachelor of business administration degree from Southern Methodist University which was awarded in 1966. He is past president of the North Dallas Chamber of Commerce. Mr. Taylor is a member of the boards of the Dallas Theological Seminary and the Northeast

Texas Regional Board of Young Life. Mr. Taylor has over 25 years of experience in real estate, insurance and financial investments.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 7, 2003, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any interest in the voting securities of the Managing General Partner.

   As of March 7, 2003, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any of the Units issued by the Registrant.

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

   As of March 7, 2003, no limited partner beneficially owns more than 5% of the outstanding Units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partners and their affiliates. However, there have been no direct financial transactions between the Registrant and the individual General Partners or the directors or officers of the Managing General Partner during 2002.

   Reference is made to Notes A and E of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

Item 14. Controls and Procedures

   Within the 90 days prior to the date of this report, the Managing General Partner carried out an evaluation, under the supervision and with the participation of the officers of the Managing General Partner, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Managing General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
                                       7

                                    PART IV

                                                                                           Page
                                                                                         Number in
                                                                                       Annual Report
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)            1. Financial Statements and Report of Independent
                  Auditors--incorporated by reference to the Registrant's Annual
                  Report which is filed as an exhibit hereto

                  Report of Independent Auditors                                             2
                  Financial Statements:
                  Statements of Net Assets--December 31, 2002 and 2001                       3
                  Statements of Changes in Net Assets--Years ended December 31,
                  2002, 2001 and 2000                                                        3
                  Notes to Financial Statements                                              4

               2. Financial Statement Schedules and Consent of Independent Auditors
                  Consent of Independent Auditors
                  Schedules:
                  II-- Valuation and Qualifying Accounts and Reserves--Three years ended December 31, 2002
                  III--Real Estate and Accumulated Depreciation at December 31,
                  2002
                  Notes to Schedule III--Real Estate and Accumulated Depreciation
                  All other schedules have been omitted because they are not applicable or the required information is included in the
                  financial statements and the notes thereto.

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

                                       8

                  13.01 Registrant's Annual Report to Limited Partners for the year ended December 31, 2002 (with the exception of the information and data incorporated by reference in Items 7 and 8 of this
                        Annual Report on Form 10-K, no other information or data
                        appearing in the Registrant's Annual Report is to be deemed filed as part of this report)
                  99.1  Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (filed herewith)
(b)               Reports on Form 8-K--None

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

                        CONSENT OF INDEPENDENT AUDITORS

To the Partners
Prudential-Bache/Watson & Taylor, Ltd.-2

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Prudential-Bache/Watson & Taylor, Ltd.-2 of our report dated February 24, 2003, included in the 2002 Annual Report to Partners of Prudential-Bache/Watson & Taylor, Ltd.-2.

Our audits also included the financial statement schedules of Prudential-Bache/Watson & Taylor, Ltd.-2 listed in Item 15(a). These schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
New York, New York
February 24, 2003
                                       10

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                               December 31, 2002
---------------------------------------------------------------------------
Allowance for Loss on Impairment of Assets

                                                                  Deductions - Amounts
 Year Ended         Balance at          Additions - Amounts        Written-off During       Balance at
December 31,     Beginning of Year      Reserved During Year              Year              End of Year
------------     -----------------      --------------------      --------------------      -----------
    2000            $ 1,418,000               --                        --                  $ 1,418,000(1)
    2001            $ 1,418,000               --                        --                  $ 1,418,000(1)
    2002            $ 1,418,000               --                        --                  $ 1,418,000(1)
-------------------------------------------------------------------------------------------------------
(1) Shown as a direct deduction of carrying value of property held for sale.

                                       11

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2002

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
                               ----------
                               ----------
---------------------------------------------------------------------------------

                        See notes on the following page.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                             NOTES TO SCHEDULE III
                               December 31, 2002

NOTE A--There are no mortgages, deeds of trust or similar encumbrances against the remaining property.
NOTE B--Initial cost represents the initial purchase price of the property including acquisition fees.
NOTE C--RECONCILIATION SUMMARY OF TRANSACTIONS--REAL ESTATE

                                                                     Year ended December 31,
                                                              --------------------------------------
                                                                 2002          2001          2000
                                                              ----------    ----------    ----------
Balance at beginning of year...............................   $2,018,521    $2,018,521    $2,018,521
Additions during the year--capitalization of environmental
  costs                                                               --            --            --
                                                              ----------    ----------    ----------
Balance at close of year...................................   $2,018,521    $2,018,521    $2,018,521
                                                              ----------    ----------    ----------
                                                              ----------    ----------    ----------

   The aggregate cost of land, buildings and improvements, and furniture and fixtures, net of depreciation, for Federal income tax purposes as of December 31, 2002 was $2,091,611.

    NOTE D--RECONCILIATION SUMMARY OF TRANSACTIONS--ACCUMULATED DEPRECIATION

   The Partnership ceased depreciating the properties for financial reporting purposes when the properties were reclassified as held for sale as of December 31, 1995.
                                       13

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential-Bache/Watson & Taylor, Ltd.-2

By: Prudential-Bache Properties, Inc.,
    A Delaware corporation,
    Managing General Partner

     By: /s/ Steven Weinreb                       Date: March 18, 2003
     ----------------------------------------
     Steven Weinreb
     Chief Financial Officer,
     Vice President and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Prudential-Bache Properties, Inc.,
    A Delaware corporation,
    Managing General Partner

    By: /s/ Brian J. Martin                       Date: March 18, 2003
    -----------------------------------------
    Brian J. Martin
    Chairman of the Board of Directors

    By: /s/ Chester A. Piskorowski                Date: March 18, 2003
    -----------------------------------------
    Chester A. Piskorowski
    President, Chief Executive Officer
    and Director

    By: /s/ Steven Weinreb                        Date: March 18, 2003
    -----------------------------------------
    Steven Weinreb
    Chief Financial Officer, Vice President
    and Director (chief accounting officer)

                                 CERTIFICATIONS

I, Chester A. Piskorowski, certify that:
   1. I have reviewed this annual report on Form 10-K of Prudential-Bache/Watson & Taylor, LTD.-2 (the 'Partnership');
   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;
   4. The Partnership's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and we have:
        a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
        b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation
            Date'); and
        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
   5. The Partnership's other certifying officers and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the board of directors of the managing general partner of the Partnership:
        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and
        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and
   6. The Partnership's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 18, 2003                /s/ Chester A. Piskorowski
                                     -------------------------------------
                                         Chester A. Piskorowski
                                         President and Chief Executive Officer
                                         of the managing general partner of
                                         the Partnership

I, Steven Weinreb, certify that:
   1. I have reviewed this annual report on Form 10-K of Prudential-Bache/Watson & Taylor, LTD.-2 (the 'Partnership');
   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;
   4. The Partnership's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and we have:
        a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
        b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation
            Date'); and
        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
   5. The Partnership's other certifying officers and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the board of directors of the managing general partner of the Partnership:
        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and
        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and
   6. The Partnership's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 18, 2003                   /s/ Steven Weinreb
                                        -------------------------------------
                                             Steven Weinreb
                                             Chief Financial Officer
                                              and Vice President of the
                                              managing general partner of the
                                              Partnership
                                       16