Form 10-Q
period 2003-03-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 2003-05-15
CIK 737296

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2003

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
                          (in process of liquidation)
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                           2003            2002
---------------------------------------------------------------------------------------------------
ASSETS
Property held for sale                                                  $2,018,521      $2,018,521
Cash and cash equivalents                                                1,618,944       1,659,883
Other assets                                                               401,817         382,677
                                                                        ----------     ------------
Total assets                                                             4,039,282       4,061,081
                                                                        ----------     ------------
LIABILITIES
Estimated remediation costs                                                500,000         500,000
Estimated liquidation costs                                                457,013         453,264
                                                                        ----------     ------------
Total liabilities                                                          957,013         953,264
                                                                        ----------     ------------
Net assets available to limited and general partners                    $3,082,269      $3,107,817
                                                                        ----------     ------------
                                                                        ----------     ------------
Limited and equivalent partnership units issued and outstanding             51,818          51,818
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                              PARTNERS      PARTNERS       TOTAL
---------------------------------------------------------------------------------------------------
Net assets in liquidation--December 31, 2002                 $3,107,817     $ --         $3,107,817
Net loss from liquidating activities                            (25,548)      --            (25,548)
                                                             ----------     --------     ----------
Net assets in liquidation--March 31, 2003                    $3,082,269     $ --         $3,082,269
                                                             ----------     --------     ----------
                                                             ----------     --------     ----------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('Managing General Partner') ('PBP'), the statements of net assets as of March 31, 2003 and December 31, 2002 contain all adjustments necessary to state fairly such information in accordance with the liquidation basis of accounting. Prudential-Bache/Watson & Taylor, Ltd.-2 (the 'Partnership') first adopted the liquidation basis of accounting as of October 1, 1996. Accordingly, the net assets of the Partnership are stated at liquidation value, i.e., the assets have been valued at their estimated fair values, net of selling expenses, and the liabilities include estimated amounts to be incurred through the date of liquidation of the Partnership, which is in conformity with accounting principles generally accepted in the United States. Due to the nature of the Hampton Park environmental issue (see further discussion below), the date of liquidation is uncertain; however, the Partnership has utilized a March 31, 2004 date for purposes of estimating costs through the conclusion of liquidation reflecting the Managing General Partner's best estimate. The actual remaining net proceeds from liquidation will depend upon a variety of factors and are likely to differ from the estimated amounts reflected in the accompanying financial statements.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

B. Partnership Liquidation

   In accordance with a consent statement dated September 17, 1996, the limited partners approved, during October 1996, the proposed sale of all eight miniwarehouse facilities owned by the Partnership to Public Storage, Inc. ('Public') and the liquidation and dissolution of the Partnership.

   Seven of the eight properties were sold to Public during December 1996. The Partnership continues to own the Hampton Park property located in Capitol Heights, Maryland as it was not sold to Public after Phase I and Phase II Environmental Site Assessments performed during 1996 by MACTEC Engineering and Consulting, Inc. ('MACTEC') identified detectable levels of tetrachloroethene ('PCE') in the soil and ground water samples collected at the site. MACTEC, at the Partnership's request, reported the PCE release to the Maryland Department of the Environment ('MDE').

   On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. MACTEC, at the request of the Partnership, submitted an application to enter the site into MDE's Voluntary Cleanup Program ('VCP') during March 2001. During a meeting on May 16, 2001 between the Partnership, MACTEC and MDE, to discuss MDE's comments on the Partnership's application, it was determined that the Partnership would perform a non-invasive Phase I Environmental Site Assessment Update ('Phase I Activities') and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures ('Phase II Activities') with the anticipation of entering the site into the VCP. During the first quarter of 2002, MDE notified the Partnership that its responses to all previous comments on Phase I Activities have been resolved. Additionally, MACTEC completed the fieldwork for Phase II activities (under a work plan that MDE reviewed) during 2002. The procedures and findings were documented in a Phase II Site Characterization and Risk Assessment Report (the 'Report') that was sent to MDE, for review, on February 13, 2003. During April 2003, MDE requested supplemental soil-gas sampling procedures be performed. As a result of MDE's request for supplemental procedures, the Partnership changed the estimated date of liquidation to March 31, 2004. After the supplemental procedures are completed and once the site is formally entered into the VCP, MDE provides direction regarding future monitoring, assessment or remediation activities at the site that may be required of the Partnership or a prospective buyer. As of March 31, 2003, the Statement of Net Assets reflects an accrued liability of $500,000 which represents the Partnership's best estimate of the obligation regarding the environmental issues mentioned above. The amount includes costs associated with an active remediation program over a five-year period. It is reasonably possible that the loss exposure will be in excess of the amount accrued and will be material to the Partnership and may possibly change in the near future. However, as noted above, MDE will provide direction regarding requirements to resolve the environmental issue at the property.

   The General Partners intend to offer the Hampton Park property to a select group of potential buyers which specialize in the purchase of contaminated properties, and others, albeit at a discount to take into account remediation and monitoring costs. It is the intention of the Partnership to obtain from any potential buyer as complete an indemnification as possible for any liability in connection with remediation of the contamination of the property. Due to the environmental problem and MDE oversight, it is uncertain when any such sale could be consummated. The Partnership's liquidation and dissolution will proceed upon the sale of the Hampton Park property.

   Net assets in liquidation decreased $26,000 during the three months ended March 31, 2003. The decrease was primarily the result of an additional expense accrual of $97,000 recorded within estimated liquidation costs. This additional accrual reflected a change in the date utilized for estimating liquidation costs from December 31, 2003 to March 31, 2004 and accrued $7,500 for the costs of the supplemental soil-gas sampling procedures requested by MDE (see discussion above). The decrease was partially offset by income from operations of the Hampton Park property, and to a lesser extent, interest income.

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

   Additionally, Watson & Taylor Management, Inc., an affiliate of the individual General Partners and the Partnership's property manager, receives 4.5% of the property's gross revenues (as defined in the management agreement) as a management fee. Such management fees totalled $6,000 and $7,000 for the three months ended March 31, 2003 and 2002, respectively.

   In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of March 31, 2003 and December 31, 2002 for the estimated costs expected to be incurred to liquidate the Partnership. Included in these estimated liquidation costs is $150,000 and $164,000 as of March 31, 2003 and December 31, 2002, respectively, expected to be payable to the General Partners and their affiliates during the anticipated remaining liquidation periods. See Notes A and B for a further discussion regarding the Partnership's estimated liquidation costs. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership's remaining net assets, and may differ from the amounts accrued as of March 31, 2003.

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

   Prudential Securities Incorporated ('PSI'), an affiliate of PBP, owns 180 limited partnership units at March 31, 2003. PSI is an indirect wholly-owned subsidiary of Prudential Financial, Inc.

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

   Seven of the eight properties were sold to Public during December 1996. The Partnership continues to own the Hampton Park property located in Capitol Heights, Maryland as it was not sold to Public after Phase I and Phase II Environmental Site Assessments performed during 1996 by MACTEC Engineering and Consulting, Inc. ('MACTEC') identified detectable levels of tetrachloroethene ('PCE') in the soil and ground water samples collected at the site. MACTEC, at the Partnership's request, reported the PCE release to the Maryland Department of the Environment ('MDE').

   On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. MACTEC, at the request of the Partnership, submitted an application to enter the site into MDE's Voluntary Cleanup Program ('VCP') during March 2001. During a meeting on May 16, 2001 between the Partnership, MACTEC and MDE, to discuss MDE's comments on the Partnership's application, it was determined that the Partnership would perform a non-invasive Phase I Environmental Site Assessment Update ('Phase I Activities') and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures ('Phase II Activities') with the anticipation of entering the site into the VCP. During the first quarter of 2002, MDE notified the Partnership that its responses to all previous comments on Phase I Activities have been resolved. Additionally, MACTEC completed the fieldwork for Phase II activities (under a work plan that MDE reviewed) during 2002. The procedures and findings were documented in a Phase II Site Characterization and Risk Assessment Report (the 'Report') that was sent to MDE, for review, on February 13, 2003. During April 2003, MDE requested supplemental soil-gas sampling procedures be performed. As a result of MDE's request for supplemental procedures, the Partnership changed the estimated date of liquidation to March 31, 2004. After the supplemental procedures are completed and once the site is formally entered into the VCP, MDE provides direction regarding future monitoring, assessment or remediation activities at the site that may be required of the Partnership or a prospective buyer. As of March 31, 2003 and December 31, 2002, the Statement of Net Assets reflects an accrued liability of $500,000 which represents the Partnership's best estimate of the obligation regarding the environmental issues mentioned above. The amount includes costs associated with an active remediation program over a five-year period. It is reasonably possible that the loss exposure will be in excess of the amount accrued and will be material to the Partnership and may possibly change in the near future. However, as noted above, MDE will provide direction regarding requirements to resolve the environmental issue at the property.

   The General Partners intend to offer the Hampton Park property to a select group of potential buyers which specialize in the purchase of contaminated properties, and others, albeit at a discount to take into account remediation and monitoring costs. It is the intention of the Partnership to obtain from any potential buyer as complete an indemnification as possible for any liability in connection with remediation of the contamination of the property. Due to the environmental problem and MDE oversight, it is uncertain when any such sale could be consummated. The General Partners intend to liquidate the Partnership subject to the Hampton Park property first being sold, and will distribute any remaining funds at such time.

   In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of March 31, 2003 for the estimated costs expected to be incurred to liquidate the Partnership. Due to the nature of the Hampton Park environmental issue, the date of liquidation is uncertain. However, the Partnership has utilized a March 31, 2004 date for purposes of estimating costs through the conclusion of liquidation reflecting the Managing General Partner's best estimate and giving consideration to the progress that has been made with MDE (see discussion above). The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership's remaining net assets, and may differ from the amounts accrued as of March 31, 2003.

   Net assets in liquidation decreased $26,000 during the three months ended March 31, 2003. The decrease was primarily the result of an additional expense accrual of $97,000 recorded within estimated liquidation costs in the Statement of Net Assets. This additional accrual reflected a change in the date utilized for estimating liquidation costs from December 31, 2003 to March 31, 2004 and accrued $7,500 for the costs of the supplemental soil-gas sampling procedures requested by MDE (see discussion above). The decrease was partially offset by income from operations of the Hampton Park property, and to a lesser extent, interest income.

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

Prudential-Bache/Watson & Taylor, Ltd.-2

By: Prudential-Bache Properties, Inc.
    A Delaware corporation
    Managing General Partner

     By: /s/ Steven Weinreb                       Date: May 15, 2003
     ----------------------------------------
     Steven Weinreb
     Chief Financial Officer and Vice
     President

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

Date:  May 15, 2003                  /s/ Chester A. Piskorowski
                                     --------------------------------------
                                     Chester A. Piskorowski
                                     President and Chief Executive Officer
                                       of the managing general partner of the
                                       Partnership

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

Date:  May 15, 2003                  /s/ Steven Weinreb
                                     --------------------------------------
                                     Steven Weinreb
                                     Chief Financial Officer
                                       of the managing general partner of the
                                       Partnership