Form 10-Q
period 2003-06-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 2003-08-14
CIK 737296

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2003

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
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification
incorporation or organization)             No.)

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
                          (in process of liquidation)
                                  (Unaudited)

                                                                         June 30,      December 31,
                                                                           2003            2002
---------------------------------------------------------------------------------------------------
ASSETS
Property held for sale                                                  $2,018,521      $2,018,521
Cash and cash equivalents                                                1,613,669       1,659,883
Other assets                                                               363,335         382,677
                                                                        ----------     ------------
Total assets                                                             3,995,525       4,061,081
                                                                        ----------     ------------
LIABILITIES
Estimated remediation costs                                                500,000         500,000
Estimated liquidation costs                                                343,277         453,264
                                                                        ----------     ------------
Total liabilities                                                          843,277         953,264
                                                                        ----------     ------------
Net assets available to limited and general partners                    $3,152,248      $3,107,817
                                                                        ----------     ------------
                                                                        ----------     ------------
Limited and equivalent partnership units issued and outstanding             51,818          51,818
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                              PARTNERS      PARTNERS       TOTAL
---------------------------------------------------------------------------------------------------
Net assets in liquidation--December 31, 2002                 $3,107,817     $ --         $3,107,817
Net income from liquidating activities                           44,431       --             44,431
                                                             ----------     --------     ----------
Net assets in liquidation--June 30, 2003                     $3,152,248     $ --         $3,152,248
                                                             ----------     --------     ----------
                                                             ----------     --------     ----------
---------------------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of these statements.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2003
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('Managing General Partner') ('PBP'), the statements of net assets as of June 30, 2003 and December 31, 2002 contain all adjustments necessary to state fairly such information in accordance with the liquidation basis of accounting. Prudential-Bache/Watson & Taylor, Ltd.-2 (the 'Partnership') first adopted the liquidation basis of accounting as of October 1, 1996. Accordingly, the net assets of the Partnership are stated at liquidation value, i.e., the assets have been valued at their estimated fair values, net of selling expenses, and the liabilities include estimated amounts to be incurred through the date of liquidation of the Partnership, which is in conformity with accounting principles generally accepted in the United States. Due to the nature of the Hampton Park environmental issue (see further discussion below), the date of liquidation is uncertain; however, the Partnership has utilized a March 31, 2004 date for purposes of estimating costs through the conclusion of liquidation reflecting the Managing General Partner's best estimate. The actual remaining net proceeds from liquidation will depend upon a variety of factors and are likely to differ from the estimated amounts reflected in the accompanying financial statements.

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

   On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. MACTEC, at the request of the Partnership, submitted an application to enter the site into MDE's Voluntary Cleanup Program ('VCP') during March 2001. During a meeting on May 16, 2001 between the Partnership, MACTEC and MDE, to discuss MDE's comments on the Partnership's application, it was determined that the Partnership would perform a non-invasive Phase I Environmental Site Assessment Update ('Phase I Activities') and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures ('Phase II Activities') with the anticipation of entering the site into the VCP. During the first quarter of 2002, MDE notified the Partnership that its responses to all previous comments on Phase I Activities have been resolved. Additionally, MACTEC completed the fieldwork for Phase II activities (under a work plan that MDE reviewed) during 2002. The procedures and findings were documented in a Phase II Site Characterization and Risk Assessment Report (the 'Report') that was sent to MDE, for review, on February 13, 2003. During April 2003, MDE requested supplemental soil-gas sampling procedures be performed. These procedures are presently being performed. After the supplemental procedures are completed and once the site is formally entered into the VCP, MDE provides direction regarding future monitoring, assessment or remediation activities at the site that may be required of the Partnership or a prospective buyer. As of June 30, 2003, the Statement of Net Assets reflects an accrued liability of $500,000 which represents the Partnership's best estimate of the obligation regarding the environmental issues mentioned above. The amount includes costs associated with an active remediation program over a five-year period. It is reasonably possible that the loss exposure will be in excess of the amount accrued and will be material to the Partnership and may possibly change in the near future as MDE has not yet provided direction regarding requirements to resolve the environmental issue at the property.

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

   Net assets in liquidation increased $44,000 and $70,000 during the six and three months ended June 30, 2003, respectively. These increases resulted from income from operations of the Hampton Park property, and, to a lesser extent, interest income. The year-to-date increase was partially offset by an additional expense accrual of $97,000 recorded within estimated liquidation costs during the quarter ended March 31, 2003. This additional accrual reflected a change in the date utilized for estimating liquidation costs from December 31, 2003 to March 31, 2004 and accrued $7,500 for the costs of the supplemental soil-gas sampling procedures requested by MDE (see discussion above).

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

   In February 2003, Prudential Financial, Inc. ('Prudential') and Wachovia Corp. ('Wachovia') announced an agreement to combine each company's respective retail securities brokerage and clearing operations within a new firm, which will be headquartered in Richmond, Virginia. Under the agreement, Prudential will have a 38% ownership interest in the new firm and Wachovia will own 62%. The transaction, which includes the securities brokerage, securities clearing, and debt capital markets operations of Prudential Securities Incorporated ('PSI'), but does not include the equity sales, trading and research operations or commodity brokerage and derivative operations of PSI (which were renamed Prudential Equity Group, Inc. upon closing), closed July 1, 2003. PBP will continue to be an indirect wholly owned subsidiary of Prudential.

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership for which they receive cost reimbursement.

   Additionally, Watson & Taylor Management, Inc., an affiliate of the individual General Partners and the Partnership's property manager, receives 4.5% of the property's gross revenues (as defined in the management agreement) as a management fee. Such management fees totalled $13,000 for both the six months ended June 30, 2003 and 2002, respectively, and totalled $7,000 for both the three months ended June 30, 2003 and 2002, respectively.

   In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of June 30, 2003 and December 31, 2002 for the estimated costs expected to be incurred to liquidate the Partnership. Included in these estimated liquidation costs is $89,000 and $164,000 as of June 30, 2003 and December 31, 2002, respectively, expected to be payable to the General Partners and their affiliates during the anticipated remaining liquidation periods. See Notes A and B for a further discussion regarding the Partnership's estimated liquidation costs. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership's remaining net assets, and may differ from the amounts accrued as of June 30, 2003.

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

   Prudential Equity Group, an affiliate of PBP, owns 180 limited partnership units at June 30, 2003. Prudential Equity Group is an indirect wholly-owned subsidiary of Prudential Financial, Inc.

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

   On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. MACTEC, at the request of the Partnership, submitted an application to enter the site into MDE's Voluntary Cleanup Program ('VCP') during March 2001. During a meeting on May 16, 2001 between the Partnership, MACTEC and MDE, to discuss MDE's comments on the Partnership's application, it was determined that the Partnership would perform a non-invasive Phase I Environmental Site Assessment Update ('Phase I Activities') and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures ('Phase II Activities') with the anticipation of entering the site into the VCP. During the first quarter of 2002, MDE notified the Partnership that its responses to all previous comments on Phase I Activities have been resolved. Additionally, MACTEC completed the fieldwork for Phase II activities (under a work plan that MDE reviewed) during 2002. The procedures and findings were documented in a Phase II Site Characterization and Risk Assessment Report (the 'Report') that was sent to MDE, for review, on February 13, 2003. During April 2003, MDE requested supplemental soil-gas sampling procedures be performed. These procedures are presently being performed. After the supplemental procedures are completed and once the site is formally entered into the VCP, MDE provides direction regarding future monitoring, assessment or remediation activities at the site that may be required of the Partnership or a prospective buyer. As of June 30, 2003, the Statement of Net Assets reflects an accrued liability of $500,000 which represents the Partnership's best estimate of the obligation regarding the environmental issues mentioned above. The amount includes costs associated with an active remediation program over a five-year period. It is reasonably possible that the loss exposure will be in excess of the amount accrued and will be material to the Partnership and may possibly change in the near future as MDE has not yet provided direction regarding requirements to resolve the environmental issue at the property.

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

   In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of June 30, 2003 for the estimated costs expected to be incurred to liquidate the Partnership. Due to the nature of the Hampton Park environmental issue, the date of liquidation is uncertain. However, the Partnership has utilized a March 31, 2004 date for purposes of estimating costs through the conclusion of liquidation reflecting the Managing General Partner's best estimate and giving consideration to the progress that has been made with MDE (see discussion above). The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership's remaining net assets, and may differ from the amounts accrued as of June 30, 2003.

   Net assets in liquidation increased $44,000 and $70,000 during the six and three months ended June 30, 2003, respectively. These increases resulted from income from operations of the Hampton Park property, and, to a lesser extent, interest income. The year-to-date increase was partially offset by an additional expense accrual of $97,000 recorded within estimated liquidation costs during the quarter ended March 31, 2003. This additional accrual reflected a change in the date utilized for estimating liquidation costs from December 31, 2003 to March 31, 2004 and accrued $7,500 for the costs of the supplemental soil-gas sampling procedures requested by MDE (see discussion above).

   As June 30, 2003, the Partnership has cash and cash equivalents of $1,600,000. The future liquidation and dissolution of the Partnership will result in the sale of the Hampton Park property and any other Partnership assets and the distribution to the Limited Partners, after payment of all expenses and liabilities, of the net sales proceeds and remaining cash.

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

ITEM 4. CONTROLS AND PROCEDURES

   As of the end of the period covered by this report, the Managing General Partner carried out an evaluation, under the supervision and with the participation of the officers of the Managing General Partner, including the Managing General Partner's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Managing General Partner's chief executive officer and chief financial officer concluded that the Partnership's disclosure controls and procedures are effective.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--None

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective June 2003, William C. Yip was elected by the Board of Directors of Prudential-Bache Properties, Inc. as Chief Financial Officer and Vice President replacing Steven Weinreb.

Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits

        Description:

        4.01 Revised Certificate of Limited Partnership Interest (filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1988 and incorporated herein by reference)

        31.1 Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

        31.2 Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

        32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

        32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

       (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential-Bache/Watson & Taylor, Ltd.-2

By: Prudential-Bache Properties, Inc.
    A Delaware corporation
    Managing General Partner

     By: /s/ William C. Yip                       Date: August 14, 2003
     ----------------------------------------
     William C. Yip
     Chief Financial Officer and Vice
     President