Form 10-Q
period 2003-09-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 2003-11-13
CIK 737296

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2003

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

                            STATEMENTS OF NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          2003              2002
----------------------------------------------------------------------------------------------------
ASSETS
Property held for sale                                                 $ 2,018,521       $2,018,521
Cash and cash equivalents                                                1,671,299        1,659,883
Other assets                                                               382,647          382,677
                                                                      -------------     ------------
Total assets                                                             4,072,467        4,061,081
                                                                      -------------     ------------
LIABILITIES
Estimated remediation costs                                                500,000          500,000
Estimated liquidation costs                                                367,037          453,264
                                                                      -------------     ------------
Total liabilities                                                          867,037          953,264
                                                                      -------------     ------------
Net assets available to limited and general partners                   $ 3,205,430       $3,107,817
                                                                      -------------     ------------
                                                                      -------------     ------------
Limited and equivalent partnership units issued and outstanding             51,818           51,818
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                              PARTNERS      PARTNERS       TOTAL
---------------------------------------------------------------------------------------------------
Net assets in liquidation--December 31, 2002                 $3,107,817     $ --         $3,107,817
Net income from liquidating activities                           97,613       --             97,613
                                                             ----------     --------     ----------
Net assets in liquidation--September 30, 2003                $3,205,430     $ --         $3,205,430
                                                             ----------     --------     ----------
                                                             ----------     --------     ----------
---------------------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of these statements.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2
                            (a limited partnership)

                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('Managing General Partner') ('PBP'), the statements of net assets as of September 30, 2003 and December 31, 2002 contain all adjustments necessary to state fairly such information in accordance with the liquidation basis of accounting. Prudential-Bache/Watson & Taylor, Ltd.-2 (the 'Partnership') first adopted the liquidation basis of accounting as of October 1, 1996. Accordingly, the net assets of the Partnership are stated at liquidation value, i.e., the assets have been valued at their estimated fair values, net of selling expenses, and the liabilities include estimated amounts to be incurred through the date of liquidation of the Partnership, which is in conformity with accounting principles generally accepted in the United States. Due to the nature of the Hampton Park environmental issue (see further discussion below), the date of liquidation is uncertain; however, the Partnership has utilized a September 30, 2004 date for purposes of estimating costs through the conclusion of liquidation reflecting the Managing General Partner's best estimate. The actual remaining net proceeds from liquidation will depend upon a variety of factors and are likely to differ from the estimated amounts reflected in the accompanying financial statements.

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

   On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. MACTEC, at the request of the Partnership, submitted an application to enter the site into MDE's Voluntary Cleanup Program ('VCP') during March 2001. During a meeting on May 16, 2001 between the Partnership, MACTEC and MDE, to discuss MDE's comments on the Partnership's application, it was determined that the Partnership would perform a non-invasive Phase I Environmental Site Assessment Update ('Phase I Activities') and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures ('Phase II Activities') with the anticipation of entering the site into the VCP. During the first quarter of 2002, MDE notified the Partnership that its responses to all previous comments on Phase I Activities have been resolved. Additionally, MACTEC completed the fieldwork for Phase II activities (under a work plan that MDE reviewed) during 2002. The procedures and findings were documented in a Phase II Site Characterization and Risk Assessment Report (the 'Report') that was sent to MDE, for review, on February 13, 2003. During April 2003, MDE requested supplemental soil-gas sampling procedures be performed. These procedures were performed and reported to MDE during September 2003. MDE issued a response letter, dated October 24, 2003, in which it formally accepted the site into the VCP and informed the Partnership that some form of remedial action is required to address elevated levels of PCE in soil and ground water. The next step will be to obtain MDE's approval on a plan for remedial action (the 'Plan') so that the Partnership will have direction regarding the required remediation and any other activities that may be required of the Partnership or a prospective buyer. MACTEC has started to develop the Plan. As a result of the Partnership's experience in working with MDE on the environmental issue, the Partnership changed the estimated date of liquidation to September 30, 2004. As of September 30, 2003, the Statement of Net Assets reflects an accrued liability of $500,000 which represents the Partnership's best estimate of the obligation regarding the environmental issues mentioned above. It is reasonably possible that the loss exposure will be in excess of the amount accrued and will be material to the Partnership and may possibly change in the near future as MDE has not yet provided direction regarding requirements to resolve the environmental issue at the property.

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

   Net assets in liquidation increased $98,000 and $53,000 during the nine and three months ended September 30, 2003, respectively. These increases resulted from income from operations of the Hampton Park property, and, to a lesser extent, interest income. The year-to-date increase was partially offset by additional expense accruals of $97,000 and $28,000 recorded within estimated liquidation costs during the first quarter and third quarter of 2003, respectively. These additional accruals reflected changes to the date utilized for estimating liquidation costs and accrued a total of $7,500 for the costs of the supplemental soil-gas sampling procedures requested by MDE (see discussion above).

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

   In February 2003, Prudential Financial, Inc. ('Prudential') and Wachovia Corp. ('Wachovia') announced an agreement to combine their separate retail securities brokerage and clearing businesses under a new holding company named Wachovia/Prudential Financial Advisors, LLC ('WPFA'), to be owned 62% by Wachovia and 38% by Prudential. The transaction closed July 1, 2003. As a result, the retail brokerage operations of Prudential Securities Incorporated ('PSI') were contributed to Wachovia Securities, LLC ('Wachovia Securities'). Wachovia Securities is wholly-owned by WPFA and is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. ('NASD') and all major securities exchanges. Effective July 1, 2003, PSI changed its name to Prudential Equity Group, Inc. ('PEG'). PEG remains an indirectly wholly-owned subsidiary of Prudential and is a registered broker-dealer and a member of the NASD and all major securities exchanges. PEG continues to conduct the equity research, domestic and international equity sales and trading operations, and commodity brokerage and derivative operations it previously conducted as PSI. PBP also remains an indirectly wholly-owned subsidiary of Prudential.

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership for which they receive cost reimbursement.

   Additionally, Watson & Taylor Management, Inc., an affiliate of the individual General Partners and the Partnership's property manager, receives 4.5% of the property's gross revenues (as defined in the management agreement) as a management fee. Such management fees totalled $20,000 for both the nine months ended September 30, 2003 and 2002, respectively, and totalled $6,000 for both the three months ended September 30, 2003 and 2002, respectively.

   In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of September 30, 2003 and December 31, 2002 for the estimated costs expected to be incurred to liquidate the Partnership. Included in these estimated liquidation costs is $118,000 and $164,000 as of September 30, 2003 and December 31, 2002, respectively, expected to be payable to the General Partners and their affiliates during the anticipated remaining liquidation periods. See Notes A and B for a further discussion regarding the Partnership's estimated liquidation costs. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership's remaining net assets, and may differ from the amounts accrued as of September 30, 2003.

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

   Prudential Equity Group, an affiliate of PBP, owns 180 limited partnership units at September 30, 2003. Prudential Equity Group is an indirect wholly-owned subsidiary of Prudential Financial, Inc.

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

   On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. MACTEC, at the request of the Partnership, submitted an application to enter the site into MDE's Voluntary Cleanup Program ('VCP') during March 2001. During a meeting on May 16, 2001 between the Partnership, MACTEC and MDE, to discuss MDE's comments on the Partnership's application, it was determined that the Partnership would perform a non-invasive Phase I Environmental Site Assessment Update ('Phase I Activities') and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures ('Phase II Activities') with the anticipation of entering the site into the VCP. During the first quarter of 2002, MDE notified the Partnership that its responses to all previous comments on Phase I Activities have been resolved. Additionally, MACTEC completed the fieldwork for Phase II activities (under a work plan that MDE reviewed) during 2002. The procedures and findings were documented in a Phase II Site Characterization and Risk Assessment Report (the 'Report') that was sent to MDE, for review, on February 13, 2003. During April 2003, MDE requested supplemental soil-gas sampling procedures be performed. These procedures were performed and reported to MDE during September 2003. MDE issued a response letter, dated October 24, 2003, in which it formally accepted the site into the VCP and informed the Partnership that some form of remedial action is required to address elevated levels of PCE in soil and ground water. The next step will be to obtain MDE's approval on a plan for remedial action (the 'Plan') so that the Partnership will have direction regarding the required remediation and any other activities that may be required of the Partnership or a prospective buyer. MACTEC has started to develop the Plan. As a result of the Partnership's experience in working with MDE on the environmental issue, the Partnership changed the estimated date of liquidation to September 30, 2004. As of September 30, 2003, the Statement of Net Assets reflects an accrued liability of $500,000 which represents the Partnership's best estimate of the obligation regarding the environmental issues mentioned above. It is reasonably possible that the loss exposure will be in excess of the amount accrued and will be material to the Partnership and may possibly change in the near future as MDE has not yet provided direction regarding requirements to resolve the environmental issue at the property.

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

   In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of September 30, 2003 for the estimated costs expected to be incurred to liquidate the Partnership. Due to the nature of the Hampton Park environmental issue, the date of liquidation is uncertain. However, the Partnership has utilized a September 30, 2004 date for purposes of estimating costs through the conclusion of liquidation reflecting the Managing General Partner's best estimate and giving consideration to the progress that has been made with MDE (see discussion above). The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership's remaining net assets, and may differ from the amounts accrued as of September 30, 2003.

   Net assets in liquidation increased $98,000 and $53,000 during the nine and three months ended September 30, 2003, respectively. These increases resulted from income from operations of the Hampton Park property, and, to a lesser extent, interest income. The year-to-date increase was partially offset by additional expense accruals of $97,000 and $28,000 recorded within estimated liquidation costs during the first quarter and third quarter of 2003, respectively. These additional accruals reflected changes to the date utilized for estimating liquidation costs and accrued a total of $7,500 for the costs of the supplemental soil-gas sampling procedures requested by MDE (see discussion above).

   As of September 30, 2003, the Partnership has cash and cash equivalents of $1,671,000. The future liquidation and dissolution of the Partnership will result in the sale of the Hampton Park property and any other Partnership assets and the distribution to the Limited Partners, after payment of all expenses and liabilities, of the net sales proceeds and remaining cash.

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

   There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Prudential-Bache/Watson & Taylor, Ltd.-2

By: Prudential-Bache Properties, Inc.
    A Delaware corporation
    Managing General Partner

    By: /s/ William C. Yip                       Date: November 13, 2003
    ------------------------------------------
    William C. Yip
    Chief Financial Officer and Vice President