Form 10-K
period 2003-12-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 2004-03-26
CIK 737296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                     to

Commission file number 0-13518

PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2

(Exact name of registrant as specified in its charter)

Texas	75-1933081

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One New York Plaza, New York, N.Y.	10292-0128

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 778-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  Ö  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [Ö]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes      No Ö

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Annual Report to Limited Partners for the year ended December 31, 2003 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K.

Amended and Restated Certificate and Agreement of Limited Partnership, included as part of the Registration Statement on Form S-11 (File No. 2-88785) filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933, as amended, is incorporated by reference into Part IV of this Annual Report on Form 10-K.

Index to exhibits can be found on pages 9 & 10.

PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2

(a limited partnership)

PART I

Item 1.  Business

General

Prudential-Bache/Watson & Taylor, Ltd.-2 (the “Registrant”), a Texas limited partnership, was formed on November 14, 1983 and will terminate in accordance with a vote of the limited partners as described below. The Registrant was formed for the purpose of acquiring, developing, owning and operating mini-storage and office/warehouse facilities with proceeds raised from the initial sale of units of limited partnership interests (“Units”). The Registrant’s fiscal year for book and tax purposes ends on December 31.

In accordance with a consent statement dated September 17, 1996, the limited partners approved, during October 1996, the proposed sale of all eight miniwarehouse facilities owned by the Registrant to Public Storage, Inc. (“Public”) and the liquidation and dissolution of the Registrant.

Seven of the eight properties were sold to Public during December 1996. The Registrant continues to own the Hampton Park property located in Capitol Heights, Maryland as it was not sold to Public after Phase I and Phase II Environmental Site Assessments performed during 1996 by MACTEC Engineering and Consulting, Inc. (“MACTEC”) identified detectable levels of tetrachloroethene (“PCE”) in the soil and ground water samples collected at the site. MACTEC, at the Registrant’s request, reported the PCE release to the Maryland Department of the Environment (“MDE”).

On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. MACTEC, at the request of the Registrant, submitted an application to enter the site into MDE’s Voluntary Cleanup Program (“VCP”) during March 2001. During a meeting on May 16, 2001 between the Registrant, MACTEC and MDE, to discuss MDE’s comments on the Registrant’s application, it was determined that the Registrant would perform a non-invasive Phase I Environmental Site Assessment Update (“Phase I Activities”) and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures (“Phase II Activities”) with the anticipation of entering the site into the VCP. During the first quarter of 2002, MDE notified the Registrant that Phase I Activities were satisfactorily completed. Additionally, MACTEC completed the fieldwork for Phase II activities (under a work plan that MDE reviewed) during 2002. The procedures and findings were documented in a Phase II Site Characterization and Risk Assessment Report (the “Report”) that was sent to MDE on February 13, 2003. During April 2003, MDE requested supplemental soil-gas sampling procedures be performed. These procedures were performed and reported to MDE during September 2003. MDE issued a response letter, dated October 24, 2003, in which it formally accepted the site into the VCP and informed the Registrant that some form of remedial action is required to address elevated levels of PCE in the soil and groundwater. The next step will be to obtain MDE’s approval on a plan for remedial action (the “Plan”) so that the Registrant will have direction regarding the required remediation and any other activities that may be required of the Registrant or a prospective buyer. MACTEC has been working on the Plan and has been discussing certain aspects of the Plan directly with MDE. As a result of the Registrant’s experience in working with MDE on the environmental issue, the Registrant changed the estimated date of liquidation to December 31, 2005. As of December 31, 2003, the Statement of Net Assets included in the Registrant’s annual report to the limited partners for the year ended December 31, 2003 (“Registrant’s Annual Report”) reflects an accrued liability of $500,000 which represents the Registrant’s best estimate of the obligation regarding the environmental issues mentioned above. It is reasonably possible that the loss exposure will be in excess of the amount accrued and will be material to the Registrant and may possibly change in the near future as MDE has not yet provided final direction regarding requirements to resolve the environmental issue at the property.

The general partners of the Registrant intend to offer the Hampton Park property to a select group of potential buyers which specialize in the purchase of contaminated properties, and others, albeit at a discount to take into account remediation costs. It is the intention of the Registrant to obtain from any potential buyer as complete an indemnification as possible for any liability in connection with remediation of the contamination of the property. Due to the environmental problem and MDE oversight, it is uncertain when any such sale could be consummated. The Registrant’s liquidation and dissolution will proceed upon the sale of the Hampton Park property.

Watson & Taylor Management, Inc., an affiliate of the individual general partners, is responsible for the day-to-day operation of the property, including the supervision of the on-site managers and the establishment of rental policies and rates for new rentals and renewals and directs the marketing activity for the property.

General Partners and Affiliates

The general partners of the Registrant are Prudential-Bache Properties, Inc. (“PBP”), George S. Watson and A. Starke Taylor, III (collectively, the “General Partners”). PBP is the Managing General Partner and is responsible for the day-to-day operations of the Registrant and its investments. For further information, see Notes A and E of the financial statements in the Registrant’s Annual Report which is filed as an exhibit hereto.

On July 1, 2003, Prudential Financial, Inc. (“Prudential”) and Wachovia Corp. (“Wachovia”) combined their separate retail securities brokerage and clearing businesses under a new holding company named Wachovia/Prudential Financial Advisors, LLC (“WPFA”), owned 62% by Wachovia and 38% by Prudential. As a result, the retail brokerage operations of Prudential Securities Incorporated (“PSI”) were contributed to Wachovia Securities, LLC (“Wachovia Securities”). Wachovia Securities is wholly-owned by WPFA and is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. (“NASD”) and all major securities exchanges. Effective July 1, 2003, PSI changed its name to Prudential Equity Group, Inc. (“PEG”). PEG remains an indirectly wholly-owned subsidiary of Prudential. PEG was a registered broker-dealer and a member of the NASD and all major securities exchanges and conducted the equity research, domestic and international equity sales and trading operations, and commodity brokerage and derivative operations it had previously conducted as PSI until December 31, 2003. As part of the process of reorganizing its business structure, Prudential Securities Group Inc. (“PSG”), the direct parent of PEG and a wholly-owned subsidiary of Prudential, transferred the commodity brokerage, commodity clearing and derivative operations previously performed by PEG to another PSG wholly-owned subsidiary, Prudential Financial Derivatives, LLC (“PFD”) effective January 1, 2004. Like PEG, PFD is registered as a futures commission merchant under the Commodity Exchange Act and is a member of the National Futures Association. PBP also remains an indirectly wholly-owned subsidiary of Prudential.

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partners and their affiliates pursuant to the Partnership Agreement. For further information, see Note E of the financial statements in the Registrant’s Annual Report which is filed as an exhibit hereto.

Item 2.  Properties

As of December 31, 2003, the Registrant owns the following property:

Property Location	Average Occupancy Rates for the year ended December 31, 2003(1)	Land (in acres)	Rentable Units	Monthly Rental Rates Per Unit as of December 31, 2003
Hampton Park (Capitol Heights, Maryland)
Mini-warehouse	95.30%	5.87	130	$42- $285
Commercial	89.34%		56	$365- $1,350

			186

(1)	Average occupancy rates are calculated by averaging the monthly occupancies determined by dividing occupied square footage by available square footage as of each month-end.

The General Partners believe the Registrant’s remaining property is adequately insured.

During the three years ended December 31, 2003, 2002 and 2001, the Hampton Park property rental revenues represented 94%, 94% and 90% of the Registrant’s total revenue, respectively.

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Limited Partners

None

PART II

Item 5.  Market for the Registrant’s Units and Related Limited Partner Matters

As of March 18, 2004, there were 3,379 holders of record owning 51,818 Units, inclusive of 258, 130 and 130 equivalent limited partnership units held by PBP and Messrs. Watson and Taylor, respectively. A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in Section 17.3 of the Amended and Restated Certificate and Agreement of Limited Partnership limiting the ability of a limited partner to transfer Units. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

There were no cash distributions paid to limited partners during 2003, 2002 and 2001.

A distribution of $300 per limited partnership unit was made on December 19, 1996 representing the net proceeds from the sale of seven of the Registrant’s properties, reduced by a contingency reserve and funds required to meet the anticipated current and future operating costs until the liquidation of the Registrant. The Registrant intends to liquidate, subject to the Hampton Park property first being sold (refer to Item 1 for further discussion), and will distribute any remaining funds at such time.

Item 6.  Selected Financial Data

As of October 1, 1996, the Registrant adopted the liquidation basis of accounting in accordance with generally accepted accounting principles and, therefore, there is no reporting of results of operations. Total assets at December 31, 1999, 2000, 2001, 2002 and 2003 were $3,332,496, $3,583,953, $3,833,466, $4,061,081 and $4,155,419, respectively. Additionally, no distributions were made during the five years ended December 31, 2003. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 7 of the Registrant’s Annual Report which is filed as an exhibit hereto.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information is incorporated by reference to pages 8 through 10 of the Registrant’s Annual Report which is filed as an exhibit hereto.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8.  Financial Statements and Supplementary Data

The financial statements are incorporated by reference to pages 2 through 7 of the Registrant’s Annual Report which is filed as an exhibit hereto. Quarterly financial data pursuant to Item 302 of Regulation S-K is not provided as the Registrant follows the liquidation basis of accounting and has not reported results of operations subsequent to 1996 in accordance with generally accepted accounting principles.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, the Managing General Partner carried out an evaluation, under the supervision and with the participation of the officers of the Managing General Partner, including the Managing General Partner’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures. Based upon that evaluation, the Managing General Partner’s chief executive officer and chief financial officer concluded that the Partnership’s disclosure controls and procedures are effective.

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

There are no directors or executive officers of the Registrant. The Registrant is managed by the Managing General Partner.

Section 16(a) Beneficial Ownership Reporting Compliance

The Registrant, the Registrant’s General Partners, PBP’s directors and executive officers and any persons holding more than 10% of the Registrant’s Units are required to report their initial ownership of such Units and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such General Partners, executive officers, directors and other persons who own greater than 10% of the Registrant’s Units are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the General Partners, PBP’s directors and executive officers and other persons who own greater than 10% of the Registrant’s Units or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

Prudential-Bache Properties, Inc., Managing General Partner

The directors and executive officers of PBP and their positions with regard to managing the Registrant are as follows:

Name	Position

Brian J. Martin	Chairman of the Board of Directors, President, and Chief Executive Officer

William C. Yip	Chief Financial Officer, Vice President and Director

C. Edward Chaplin	Treasurer

BRIAN J. MARTIN, age 53, is the Chairman of the Board of Directors, President, and Chief Executive Officer of PBP. He is also a Senior Vice President in Prudential’s Global Derivatives Division, an affiliate of PBP, and is Director of Alternative Investment Strategies responsible for all proprietary managed futures funds. He also serves in various capacities for certain other affiliated companies. Mr. Martin joined Prudential in 1980. Mr. Martin is a member of the Pennsylvania Bar.

WILLIAM C. YIP, age 41, is Chief Financial Officer, Vice President and a Director of PBP. He is a First Vice President of PEG. Mr. Yip serves as financial expert for the Board of Directors of PBP. Mr. Yip is not independent of the Registrant’s management; however, as no significant secondary market for Units in the Registrant has developed, there is no independence requirement applicable to the Board of Directors of PBP.

C. EDWARD CHAPLIN, age 47, is the Treasurer of PBP. He is also a Senior Vice President and Treasurer of Prudential. Mr. Chaplin joined Prudential in 1983.

Effective March 2004, Brian J. Martin was elected by the Board of Directors of PBP as President and Chief Executive Officer replacing Chester A. Piskorowski.

Effective March 2004, C. Edward Chaplin was elected by the Board of Directors of PBP as Treasurer.

Effective June 2003, William C. Yip was elected by the Board of Directors of PBP as Chief Financial Officer, Vice President and Director replacing Steven Weinreb.

The Managing General Partner has adopted a code of ethics, which is posted on Prudential’s website at www.investor.prudential.com. Any amendments and any waiver under this code of ethics granted to any of the Managing General Partner’s directors or executive officers will be on that website. In addition, the Managing General Partner’s chief executive officer and chief financial officer, as well as its directors and other employees are also subject to a broader code of conduct, known as Making the Right Choices, which has been adopted by the Managing General Partner’s corporate parent.

There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and executive officers have indefinite terms.

Individual General Partners

GEORGE S. WATSON, age 63, is a financial specialist and a certified public accountant. He has been instrumental in the success of The Community Minority Business Advancement Program sponsored by the University of Texas at Austin College and Graduate Schools of Business. Mr. Watson is a member of the Advisory Council of the University of Texas at Austin Business School and a member of its Chancellor’s Council. Mr. Watson attended the University of Texas at Austin, graduating summa cum laude in 1963 with a BBA in accounting and finance. He received his MBA in accounting and finance from the University of Texas in 1965, graduating first in his class and summa cum laude. He also has received various awards and scholarships and is a member of many fraternal organizations including Phi Kappa Phi, the honorary scholastic society. Mr. Watson has over 25 years of experience in real estate and financial investments.

A. STARKE TAYLOR, III, age 60, holds a bachelor of business administration degree from Southern Methodist University which was awarded in 1966. He is past president of the North Dallas Chamber of Commerce. Mr. Taylor is a member of the boards of the Dallas Theological Seminary and the Northeast Texas Regional Board of Young Life. Mr. Taylor has over 25 years of experience in real estate, insurance and financial investments.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of March 18, 2004, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any interest in the voting securities of the Managing General Partner.

As of March 18, 2004, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any of the Units issued by the Registrant.

The General Partners have contributed to the Registrant and, based on such contribution, they received “equivalent units” entitling them to participate in the distributions to the limited partners and in the Registrant’s profits and losses in the same proportion that the General Partners’ capital contribution bears to the total capital contributions of the limited partners. The Managing General Partner has retained its right to receive funds from the Registrant, such as General Partner distributions and reimbursement of expenses, but has waived its right to share in any limited partner cash distributions and allocations of Registrant’s profits and losses based upon such equivalent units.

As of March 18, no limited partner beneficially owns more than 5% of the outstanding Units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

The Registrant has and will continue to have certain relationships with the General Partners and their affiliates. However, there have been no direct financial transactions between the Registrant and the individual General Partners or the directors or officers of the Managing General Partner during 2003.

Reference is made to Notes A and E of the financial statements in the Registrant’s Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

Item 14. Principal Accountant Fees and Services

Audit Fees and All Other Fees

Audit Fees

Fees for audit services totalled approximately $31,000 in 2003 and approximately $29,000 in 2002, including fees associated with the annual audit and the reviews of the Registrant’s quarterly reports on Form 10-Q.

Tax

Fees for tax services, including tax compliance and tax advice totalled approximately $8,000 in 2003 and $14,000 in 2002.

PBP is the Partnership’s Managing General Partner. The Chief Financial Officer of PBP, acting on behalf of the Board of Directors of PBP, the Managing General Partner of Registrant, approved the appointment of the independent auditor and its fees, including tax fees, for 2003. In March 2004, the Board of Directors of PBP ratified such approval by the Chief Financial Officer and established a pre-approval policy requiring the prior approval by the Board of the retention of an independent accountant to provide auditing and tax services for 2004 and subsequent periods. The independent auditor has full access to the senior management of PBP.

We have been advised by Ernst & Young LLP that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in the Registrant or its affiliates.

PART IV

Page Number in Annual Report

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial Statements and Report of Independent Auditors—incorporated by reference to the Registrant’s Annual Report which is filed as an exhibit hereto

		Report of Independent Auditors	2

Financial Statements:

		Statements of Net Assets—December 31, 2003 and 2002	3

		Statements of Changes in Net Assets—Years ended December 31, 2003, 2002 and 2001	3

		Notes to Financial Statements	4

	2.	Financial Statement Schedules and Consent of Independent Auditors

Consent of Independent Auditors

Schedules:

III—Real Estate and Accumulated Depreciation at December 31, 2003

Notes to Schedule III—Real Estate and Accumulated Depreciation

All other schedules have been omitted because they are not applicable or the required information is included in the financial statements and the notes thereto.

	3.	Exhibits

Description:

	2.01	Consent Statement dated September 17, 1996 (1)

	3.01	Amended and Restated Certificate and Agreement of Limited Partnership (2)

	3.02	Amendment Number 8 to Amended and Restated Certificate and

Agreement of Limited Partnership (3)

	4.01	Revised Form of Certificate of Limited Partnership Interest (4)

	10.01	Management Agreement (2)

	10.02	Property Management Agreement dated as of November 1, 1988 by and between the Registrant and Public Storage Commercial Properties Group, Inc. (4)

	10.03	Property Management Agreement dated as of November 1, 1988 by and between the Registrant and Public Storage Management, Inc. (4)

	10.04	Agreement Relating to General Partner Interests (2)

	10.05	Management Agreement dated March 1, 1998 by and between the Registrant and Watson & Taylor Management, Inc., a Texas corporation (5)

	13.01	Registrant’s Annual Report to Limited Partners for the year ended December 31, 2003 (with the exception of the information and data incorporated by reference in Items 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant’s Annual Report is to be deemed filed as part of this report)

	31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

(b)		Reports on Form 8-K—None

(1)	Filed on the Registrant’s Proxy Statement on Schedule 14A and incorporated herein by reference.

(2)	Filed as an exhibit to Registration Statement on Form S-11 (No. 2-88785) and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Form 10-Q for the quarter ended March 31, 1990 and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

CONSENT OF INDEPENDENT AUDITORS

To the Partners

Prudential-Bache/Watson & Taylor, Ltd.-2

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Prudential-Bache/Watson & Taylor, Ltd.-2 of our report dated January 23, 2004, included in the 2003 Annual Report to Partners of Prudential-Bache/Watson & Taylor, Ltd.-2.

Our audits also included the financial statement schedules of Prudential-Bache/Watson & Taylor, Ltd.-2 listed in Item 15(a). These schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

January 23, 2004

PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2

(a limited partnership)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

				Amount at which carried at close of year
Description (Note A)	Initial cost to Registrant (Note B)		Costs capitalized subsequent to acquisition	Land	Buildings and Improvements	Impairment write down and accumulated depreciation (Notes C & D)	Total (Note C)	Dates of construction	Date acquired
	Land	Buildings and Improvements
Hampton Park (Capitol Heights, Maryland)	$925,595	$—	$3,774,366	$926,441	$3,773,520	$2,681,440	$2,018,521	1985/86	1984

See notes on the following page.

PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2

(a limited partnership)

NOTES TO SCHEDULE III

December 31, 2003

NOTE A—There are no mortgages, deeds of trust or similar encumbrances against the remaining property.

NOTE B—Initial cost represents the initial purchase price of the property including acquisition fees.

NOTE C—RECONCILIATION SUMMARY OF TRANSACTIONS—REAL ESTATE

	Year ended December 31,
	2003	2002	2001
Balance at beginning of year	$2,018,521	$2,018,521	$2,018,521
Additions during the year	—	—	—

Balance at close of year	$2,018,521	$2,018,521	$2,018,521

The aggregate cost of land, buildings and improvements, and furniture and fixtures, net of depreciation, for Federal income tax purposes as of December 31, 2003 was $1,952,393.

NOTE D—RECONCILIATION SUMMARY OF TRANSACTIONS—ACCUMULATED DEPRECIATION

The Partnership ceased depreciating the properties for financial reporting purposes when the properties were reclassified as held for sale as of December 31, 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential-Bache/Watson & Taylor, Ltd.-2

By:	Prudential-Bache Properties, Inc., A Delaware corporation, Managing General Partner

	By: /s/ William C. Yip	Date: March 26, 2004

William C. Yip Chief Financial Officer, Vice President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By:	Prudential-Bache Properties, Inc., A Delaware corporation, Managing General Partner

	By: /s/ Brian J. Martin	Date: March 26, 2004

Brian J. Martin Chairman of the Board of Directors, President, and Chief Executive Officer

	By: /s/ William C. Yip	Date: March 26, 2004

William C. Yip Chief Financial Officer, Vice President and Director (chief accounting officer)