Form 10-Q
period 2004-03-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 2004-05-17
CIK 737296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                     to

Commission file number 0-13518

PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2

(Exact name of registrant as specified in its charter)

Texas	75-1933081

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One New York Plaza, 13th floor, New York, N.Y.	10292

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 778-1000

N/A

Former name, former address and former fiscal year, if changed since last report.

Indicate by check Ö whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  Ö  No

Indicate by check Ö whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes      No Ö

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2

(a limited partnership)

STATEMENTS OF NET ASSETS

(in process of liquidation)

(Unaudited)

	March 31, 2004	December 31, 2003

ASSETS

Property held for sale	$2,018,521	$2,018,521

Cash and cash equivalents	1,817,917	1,737,148

Other assets	390,084	399,750

Total assets	4,226,522	4,155,419

LIABILITIES

Estimated liquidation costs	517,100	517,100

Estimated remediation costs	500,000	500,000

Total liabilities	1,017,100	1,017,100

Net assets available to limited and general partners	$3,209,422	$3,138,319

Limited and equivalent partnership units issued and outstanding	51,818	51,818

STATEMENT OF CHANGES IN NET ASSETS

(in process of liquidation)

(Unaudited)

	LIMITED PARTNERS	GENERAL PARTNERS	TOTAL

Net assets—December 31, 2003	$3,138,319	$—	$3,138,319

Net income from liquidating activities	71,103	—	71,103

Net assets—March 31, 2004	$3,209,422	$—	$3,209,422

The accompanying notes are an integral part of these statements.

PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2

(a limited partnership)

NOTES TO FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

A. General

These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (“Managing General Partner”) (“PBP”), the statements of net assets as of March 31, 2004 and December 31, 2003 contain all adjustments necessary to state fairly such information in accordance with the liquidation basis of accounting. Prudential-Bache/Watson & Taylor, Ltd.-2 (the “Partnership”) first adopted the liquidation basis of accounting as of October 1, 1996. Accordingly, the net assets of the Partnership are stated at liquidation value, i.e., the assets have been valued at their estimated fair values, net of selling expenses, and the liabilities include estimated amounts to be incurred through the date of liquidation of the Partnership, which is in conformity with accounting principles generally accepted in the United States. Due to the nature of the Hampton Park environmental issue (see further discussion below), the date of liquidation is uncertain; however, the Partnership has utilized a December 31, 2005 date for purposes of estimating costs through the conclusion of liquidation reflecting the Managing General Partner’s best estimate. The actual remaining net proceeds from liquidation will depend upon a variety of factors and are likely to differ from the estimated amounts reflected in the accompanying financial statements.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

The general partners of the Partnership are PBP, George S. Watson and A. Starke Taylor, III (collectively, the “General Partners”).

B. Partnership Liquidation

In accordance with a consent statement dated September 17, 1996, the limited partners approved, during October 1996, the proposed sale of all eight miniwarehouse facilities owned by the Partnership to Public Storage, Inc. (“Public”) and the liquidation and dissolution of the Partnership.

Seven of the eight properties were sold to Public during December 1996. The Partnership continues to own the Hampton Park property located in Capital Heights, Maryland as it was not sold to Public after Phase I and Phase II Environmental Site Assessments performed during 1996 by MACTEC Engineering and Consulting, Inc. (“MACTEC”) identified detectable levels of tetrachloroethene (“PCE”) in the soil and ground water samples collected at the site. MACTEC, at the Partnership’s request, reported the PCE release to the Maryland Department of the Environment (“MDE”).

On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. MACTEC, at the request of the Partnership, submitted an application to enter the site into MDE’s Voluntary Cleanup Program (“VCP”) during March 2001. During a meeting on May 16, 2001 between the Partnership, MACTEC and MDE, to discuss MDE’s comments on the Partnership’s application, it was determined that the Partnership would perform a non-invasive Phase I Environmental Site Assessment Update (“Phase I Activities”) and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures (“Phase II Activities”) with the anticipation of entering the site into the VCP. During the first quarter of 2002, MDE notified the Partnership that Phase I Activities were satisfactorily completed. Additionally, MACTEC completed the fieldwork for Phase II activities (under a work plan that MDE reviewed) during 2002. The procedures and findings were documented in a Phase II Site Characterization and Risk Assessment Report (the “Report”) that was sent to MDE on February 13, 2003. During April 2003, MDE requested supplemental soil-gas sampling procedures be performed. These procedures were performed and reported to MDE during September 2003. MDE issued a response letter, dated October 24, 2003, in which it formally accepted the site into the VCP and informed the Partnership that some form of remedial action is required to address elevated levels of PCE in the soil and ground water. The next step will be to obtain MDE’s approval on a plan for remedial action (the “Plan”) so that the Partnership will have direction regarding the required remediation and any other activities that may be required of the Partnership or a prospective buyer. MACTEC has been working on the Plan and has been discussing certain aspects of the plan directly with MDE. As a result of the Partnership’s experience in working with MDE on the environmental issue, the Partnership changed the estimated date of liquidation to December 31, 2005 from September 30, 2004. As of March 31, 2004, the Statement of Net Assets reflects an accrued liability of $500,000 which represents the Partnership’s best estimate of the obligation regarding the environmental issues mentioned above. It is reasonably possible that the loss exposure will be in excess of the amount accrued and will be material to the Partnership and may possibly change in the near future as MDE has not yet provided final direction regarding requirements to resolve the environmental issue at the property.

The Partnership intends to offer the Hampton Park property to a select group of potential buyers which specialize in the purchase of contaminated properties, and others, albeit at a discount to take into account remediation costs. It is the intention of the Partnership to obtain from any potential buyer as complete an indemnification as possible for any liability in connection with remediation of the contamination of the property. Due to the environmental problem and MDE oversight, it is uncertain when any such sale could be consummated. The Partnership’s liquidation and dissolution will proceed upon the sale of the Hampton Park property.

Net assets in liquidation increased $71,000 during the three months ended March 31, 2004. The increase resulted from income from operations of the Hampton Park property, and, to a lesser extent, interest income.

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

On July 1, 2003, Prudential Financial, Inc. (“Prudential”) and Wachovia Corp. (“Wachovia”) combined their separate retail securities brokerage and clearing businesses under a new holding company named Wachovia/Prudential Financial Advisors, LLC (“WPFA”), owned 62% by Wachovia and 38% by Prudential. As a result, the retail brokerage operations of Prudential Securities Incorporated (“PSI”) were contributed to Wachovia Securities, LLC (“Wachovia Securities”). Wachovia Securities is wholly-owned by WPFA and is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. (“NASD”) and all major securities exchanges. Effective July 1, 2003, PSI changed its name to Prudential Equity Group, Inc. Effective February 2, 2004, Prudential Equity Group, Inc. was converted to a limited liability company named Prudential Equity Group, LLC (“PEG”). PEG remains an indirectly wholly-owned subsidiary of Prudential. PEG was a registered broker-dealer and a member of the NASD and all major securities exchanges and conducted the equity research, domestic and international equity sales and trading operations, and commodity brokerage and derivative operations it had previously conducted as PSI until December 31, 2003. As part of the process of reorganizing its business structure, Prudential Securities Group Inc. (“PSG”), the direct parent of PEG and a wholly-owned subsidiary of Prudential, transferred the commodity brokerage, commodity clearing and derivative operations previously performed by PEG to another PSG wholly-owned subsidiary, Prudential Financial Derivatives, LLC (“PFD”) effective January 1, 2004. PFD is registered as a futures commission merchant under the Commodity Exchange Act and is a member of the National Futures Association. PBP also remains an indirect wholly-owned subsidiary of Prudential.

PEG, an affiliate of PBP, owns 180 limited partnership units at March 31, 2004.

Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership for which they receive cost reimbursement.

Additionally, Watson & Taylor Management, Inc., an affiliate of the individual General Partners and the Partnership’s property manager, receives 4.5% of the property’s gross revenues (as defined in the management agreement) as a management fee. Such management fees totalled $6,000 for both the three months ended March 31, 2004 and 2003.

In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of March 31, 2004 and December 31, 2003 for the estimated costs expected to be incurred to liquidate the Partnership. Included in these estimated liquidation costs is $167,000 as of March 31, 2004 and December 31, 2003, expected to be payable to the General Partners and their affiliates during the anticipated remaining liquidation period. See Notes A and B for a further discussion regarding the Partnership’s estimated liquidation costs. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership’s remaining net assets, and may differ from the amounts accrued as of March 31, 2004 and such differences could be material.

PBP and the two individual General Partners of the Partnership own 258, 130 and 130 equivalent limited partnership units, respectively. PBP receives funds from the Partnership, such as General Partner distributions and reimbursement of expenses, but has waived all of its rights resulting from its ownership of equivalent limited partnership units. Accordingly, the 258 units owned by PBP are not part of the 51,560 limited and equivalent units which receive distributions and allocations of the Partnership’s profits and losses.

PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2

(a limited partnership)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with generally accepted accounting principles requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The Partnership’s application of these policies involves judgments which, in and of themselves, could materially impact the financial statements and disclosures. A future change in the assumptions or judgments applied in determining the following matters, among others, could have a material impact on future financial results. As such, actual results may differ from the estimates used by management.

Date of Liquidation

The Partnership estimated the date of liquidation to be December 31, 2005 for purposes of estimating costs through the conclusion of liquidation. Due to the nature of the environmental issue, the date of liquidation is uncertain and a change to that assumption date could materially impact the financial statements and disclosures.

Assumption Regarding the Property Held for Sale

It is uncertain at this time what the Partnership will ultimately realize from the sale of the Hampton Park property due to the property’s environmental issue (see discussion below). Additionally, there is uncertainty regarding the ultimate costs of environmental remediation at the Hampton Park property and significant changes to PBP’s assumptions could materially impact the financial statements and disclosures.

Liquidity and Capital Resources

In accordance with a consent statement dated September 17, 1996, the limited partners approved, during October 1996, the proposed sale of all eight miniwarehouse facilities owned by the Partnership to Public Storage, Inc. (“Public”) and the liquidation and dissolution of the Partnership.

Seven of the eight properties were sold to Public during December 1996. The Partnership continues to own the Hampton Park property located in Capitol Heights, Maryland as it was not sold to Public after Phase I and Phase II Environmental Site Assessments performed during 1996 by MACTEC Engineering and Consulting, Inc. (“MACTEC”) identified detectable levels of tetrachloroethene (“PCE”) in the soil and ground water samples collected at the site. MACTEC, at the Partnership’s request, reported the PCE release to the Maryland Department of the Environment (“MDE”).

On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. MACTEC, at the request of the Partnership, submitted an application to enter the site into MDE’s Voluntary Cleanup Program (“VCP”) during March 2001. During a meeting on May 16, 2001 between the Partnership, MACTEC and MDE, to discuss MDE’s comments on the Partnership’s application, it was determined that the Partnership would perform a non-invasive Phase I Environmental Site Assessment Update (“Phase I Activities”) and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures (“Phase II Activities”) with the anticipation of entering the site into the VCP. During the first quarter of 2002, MDE notified the Partnership that Phase I Activities were satisfactorily completed. Additionally, MACTEC completed the fieldwork for Phase II activities (under a work plan that MDE reviewed) during 2002. The procedures and findings were documented in a Phase II Site Characterization and Risk Assessment Report (the “Report”) that was sent to MDE on February 13, 2003. During April 2003, MDE requested supplemental soil-gas sampling procedures be performed. These procedures were performed and reported to MDE during September 2003. MDE issued a response letter, dated October 24, 2003, in which it formally accepted the site into the VCP and informed the Partnership that some form of remedial action is required to address elevated levels of PCE in the soil and ground water. The next step will be to obtain MDE’s approval on a plan for remedial action (the “Plan”) so that the Partnership will have direction regarding the required remediation and any other activities that may be required of the Partnership or a prospective buyer.

MACTEC has been working on the Plan and has been discussing certain aspects of the plan directly with MDE. As a result of the Partnership’s experience in working with MDE on the environmental issue, the Partnership changed the estimated date of liquidation to December 31, 2005 from September 30, 2004. As of March 31, 2004, the Statement of Net Assets reflects an accrued liability of $500,000 which represents the Partnership’s best estimate of the obligation regarding the environmental issues mentioned above. It is reasonably possible that the loss exposure will be in excess of the amount accrued and will be material to the Partnership and may possibly change in the near future as MDE has not yet provided final direction regarding requirements to resolve the environmental issue at the property.

The Partnership intends to offer the Hampton Park property to a select group of potential buyers which specialize in the purchase of contaminated properties, and others, albeit at a discount to take into account remediation costs. It is the intention of the Partnership to obtain from any potential buyer as complete an indemnification as possible for any liability in connection with remediation of the contamination of the property. Due to the environmental problem and MDE oversight, it is uncertain when any such sale could be consummated. The General Partners intend to liquidate the Partnership subject to the Hampton Park property first being sold, and will distribute any remaining funds at such time.

In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of March 31, 2004 for the estimated costs expected to be incurred to liquidate the Partnership. Due to the nature of the Hampton Park environmental issue, the date of liquidation is uncertain. However, as mentioned above, the Partnership has utilized a December 31, 2005 date for purposes of estimating costs through the conclusion of liquidation reflecting the Managing General Partner’s best estimate and giving consideration to the progress that has been made with MDE (see discussion above). The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership’s remaining net assets, and may differ from the amounts accrued as of March 31, 2004 and such differences could be material.

Net assets in liquidation increased $71,000 during the three months ended March 31, 2004. The increase resulted from income from operations of the Hampton Park property, and to a lesser extent, interest income.

As of March 31, 2004, the Partnership has cash and cash equivalents of $1,818,000, which is sufficient to meet the working capital requirements of the Partnership for the foreseeable future. The future liquidation and dissolution of the Partnership will result in the sale of the Hampton Park property and any other Partnership assets and the distribution to the limited partners, after payment of all expenses and liabilities, of the net sales proceeds and remaining cash.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2004, the Partnership had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of the Partnership. While the Partnership’s exposure under such indemnification provisions can not be estimated, these general business indemnifications are not expected to have a material impact on the Partnership’s financial position.

The Partnership’s contractual obligations are primarily with service providers such as PBP, Watson & Taylor Management, Inc., accountants, etc. A summary of the Partnership’s significant contractual obligations as of March 31, 2004, follows:

Contractual Obligations

Payments due by year

Total	2004	2005

$172,000	$120,000	$52,000

Results of Operations

As a result of the Partnership adopting the liquidation basis of accounting in accordance with generally accepted accounting principles as of October 1, 1996, and thus not reporting results of operations thereafter, there is no management discussion comparing the results of operations.

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

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceeding—None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities—None

Item 3. Defaults Upon Senior Securities—None

Item 4. Submission of Matters to a Vote of Security Holders—None

Item 5. Other Information—None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Description:

4.01	Revised Certificate of Limited Partnership Interest (filed as an exhibit to Registrant’s Form 10-K for the year ended December 31, 1988 and incorporated herein by reference)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

(b)	Reports on Form 8-K:

(i)	A report on Form 8-K was filed on May 11, 2004 pursuant to items 4 and 7 to announce the resignation of the Partnership’s independent auditors.

(ii)	A report on Form 8-K was filed on May 17, 2004 pursuant to item 4 to announce the appointment of the Partnership’s new independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential-Bache/Watson & Taylor, Ltd.-2

By:	Prudential-Bache Properties, Inc. A Delaware corporation Managing General Partner

	By: /s/ William C. Yip	Date: May 17 2004

William C. Yip Chief Financial Officer and Vice President