Form 10-Q
period 2004-06-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 2004-08-16
CIK 737296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(a limited partnership)

STATEMENTS OF NET ASSETS

(in process of liquidation)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Property held for sale	$2,018,521	$2,018,521
Cash and cash equivalents	1,883,003	1,737,148
Other assets	384,022	399,750

Total assets	4,285,546	4,155,419

LIABILITIES
Estimated liquidation costs	517,100	517,100
Estimated remediation costs	500,000	500,000

Total liabilities	1,017,100	1,017,100

Net assets available to limited and general partners	$3,268,446	$3,138,319

Limited and equivalent partnership units issued and outstanding	51,818	51,818

STATEMENT OF CHANGES IN NET ASSETS

(in process of liquidation)

(Unaudited)

	LIMITED PARTNERS	GENERAL PARTNERS	TOTAL
Net assets—December 31, 2003	$3,138,319	$—	$3,138,319
Net income from liquidating activities	130,127	—	130,127

Net assets—June 30, 2004	$3,268,446	$—	$3,268,446

The accompanying notes are an integral part of these statements.

PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2

(a limited partnership)

NOTES TO FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

A. General

These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (“Managing General Partner”) (“PBP”), the statements of net assets as of June 30, 2004 and December 31, 2003 contain all adjustments necessary to state fairly such information in accordance with the liquidation basis of accounting. Prudential-Bache/Watson & Taylor, Ltd.-2 (the “Partnership”) first adopted the liquidation basis of accounting as of October 1, 1996. Accordingly, the net assets of the Partnership are stated at liquidation value, i.e., the assets have been valued at their estimated fair values, net of selling expenses, and the liabilities include estimated amounts to be incurred through the date of liquidation of the Partnership, which is in conformity with accounting principles generally accepted in the United States. Due to the nature of the Hampton Park environmental issue (see further discussion below), the date of liquidation is uncertain; however, the Partnership has utilized a December 31, 2005 date for purposes of estimating costs through the conclusion of liquidation reflecting the Managing General Partner’s best estimate. The actual remaining net proceeds from liquidation will depend upon a variety of factors and are likely to differ from the estimated amounts reflected in the accompanying financial statements.

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

On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. MACTEC, at the request of the Partnership, submitted an application to enter the site into MDE’s Voluntary Cleanup Program (“VCP”) during March 2001. During a meeting on May 16, 2001 between the Partnership, MACTEC and MDE, to discuss MDE’s comments on the Partnership’s application, it was determined that the Partnership would perform a non-invasive Phase I Environmental Site Assessment Update (“Phase I Activities”) and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures (“Phase II Activities”) with the anticipation of entering the site into the VCP. During the first quarter of 2002, MDE notified the Partnership that Phase I Activities were satisfactorily completed. Additionally, MACTEC completed the fieldwork for Phase II activities (under a work plan that MDE reviewed) during 2002. The procedures and findings were documented in a Phase II Site Characterization and Risk Assessment Report (the “Report”) that was sent to MDE on February 13, 2003. During April 2003, MDE requested supplemental soil-gas sampling procedures be performed. These procedures were performed and reported to MDE during September 2003. MDE issued a response letter, dated October 24, 2003, in which it formally accepted the site into the VCP and informed the Partnership that some form of remedial action is required to address elevated levels of PCE in the soil and ground water. The next step will be to obtain MDE’s approval on a plan for remedial action (the “Plan”) so that the Partnership will have direction regarding the required remediation and any other activities that may be required of the Partnership or a prospective buyer. MACTEC has been working on the Plan and has been discussing certain aspects of the plan directly with MDE. As a result of the Partnership’s experience in working with MDE on the environmental issue, the Partnership changed the estimated date of liquidation in December 2003 to December 31, 2005 from September 30, 2004. As of June 30, 2004, the Statement of Net Assets reflects an accrued liability of $500,000, which represents the Partnership’s best estimate of the obligation regarding the environmental issues mentioned above. It is reasonably possible that the loss exposure will be in excess of the amount accrued and will be material to the Partnership and may possibly change in the near future as MDE has not yet provided final direction regarding requirements to resolve the environmental issue at the property.

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

Net assets in liquidation increased $130,127 and $59,024 during the six and three months ended June 30, 2004, respectively. The increase resulted from income from operations of the Hampton Park property, and, to a lesser extent, interest income.

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

PEG, an affiliate of PBP, owns 180 limited partnership units at June 30, 2004.

Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership for which they receive cost reimbursement.

Additionally, Watson & Taylor Management, Inc., an affiliate of the individual General Partners and the Partnership’s property manager, receives 4.5% of the property’s gross revenues (as defined in the management agreement) as a management fee. Such management fees totalled $12,000 and $13,000 for the six months ended June 30, 2004 and 2003, respectively, and totalled $6,000 and $7,000 for the three months ended June 30, 2004 and 2003, respectively.

In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of June 30, 2004 and December 31, 2003 for the estimated costs expected to be incurred to liquidate the Partnership. Included in these estimated liquidation costs is $167,000 as of June 30, 2004 and December 31, 2003, expected to be payable to the General Partners and their affiliates during the anticipated remaining liquidation period. See Notes A and B for a further discussion regarding the Partnership’s estimated liquidation costs. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership’s remaining net assets, and may differ from the amounts accrued as of June 30, 2004 and such differences could be material.

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

Date of Liquidation

The Partnership estimated the date of liquidation to be December 31, 2005 for purposes of estimating costs through the conclusion of liquidation. Due to the nature of the environmental issue discussed in Note B to the Financial Statements, the date of liquidation is uncertain and a change to that assumption date could materially impact the financial statements and disclosures.

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

MACTEC has been working on the Plan and has been discussing certain aspects of the plan directly with MDE. As a result of the Partnership’s experience in working with MDE on the environmental issue, the Partnership changed the estimated date of liquidation in December 2003 to December 31, 2005 from September 30, 2004. As of June 30, 2004, the Statement of Net Assets reflects an accrued liability of $500,000, which represents the Partnership’s best estimate of the obligation regarding the environmental issues mentioned above. It is reasonably possible that the loss exposure will be in excess of the amount accrued and will be material to the Partnership and may possibly change in the near future as MDE has not yet provided final direction regarding requirements to resolve the environmental issue at the property.

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

In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of June 30, 2004 for the estimated costs expected to be incurred to liquidate the Partnership. Due to the nature of the Hampton Park environmental issue, the date of liquidation is uncertain. However, as mentioned above, the Partnership has utilized a December 31, 2005 date for purposes of estimating costs through the conclusion of liquidation reflecting the Managing General Partner’s best estimate and giving consideration to the progress that has been made with MDE (see discussion above). The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership’s remaining net assets, and may differ from the amounts accrued as of June 30, 2004 and such differences could be material.

Net assets in liquidation increased $130,000 and $59,000 during the six and three months ended June 30, 2004. The increase resulted from income from operations of the Hampton Park property, and to a lesser extent, interest income.

As of June 30, 2004, the Partnership had cash and cash equivalents of $1,883,000, which is sufficient to meet the working capital requirements of the Partnership for the foreseeable future. The future liquidation and dissolution of the Partnership will result in the sale of the Hampton Park property and any other Partnership assets and the distribution to the limited partners, after payment of all expenses and liabilities, of the net sales proceeds and remaining cash.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2004, the Partnership had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of the Partnership. While the Partnership’s exposure under such indemnification provisions can not be estimated, these general business indemnifications are not expected to have a material impact on the Partnership’s financial position.

The Partnership’s contractual obligations are primarily with service providers such as PBP, Watson & Taylor Management, Inc., accountants, etc. A summary of the Partnership’s significant contractual obligations as of June 30, 2004, follows:

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

Prudential-Bache/Watson & Taylor, Ltd.-2

By:	Prudential-Bache Properties, Inc. A Delaware corporation Managing General Partner

	By: /s/ William C. Yip	Date: August 16, 2004
William C. Yip Chief Financial Officer and Vice President