Form 10-Q
period 2004-09-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 2004-11-15
CIK 737296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(a limited partnership)

STATEMENTS OF NET ASSETS

(in process of liquidation)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Property held for sale	$2,018,521	$2,018,521
Cash and cash equivalents	1,786,963	1,737,148
Other assets	372,169	399,750

Total assets	4,177,653	4,155,419

LIABILITIES
Estimated remediation costs	500,000	500,000
Estimated liquidation costs	476,081	517,100

Total liabilities	976,081	1,017,100

Net assets available to limited and general partners	$3,201,572	$3,138,319

Limited and equivalent partnership units issued and outstanding	51,818	51,818

STATEMENT OF CHANGES IN NET ASSETS

(in process of liquidation)

(Unaudited)

	LIMITED PARTNERS	GENERAL PARTNERS	TOTAL
Net assets—December 31, 2003	$3,138,319	$—	$3,138,319
Net income from liquidating activities	63,253	—	63,253

Net assets—September 30, 2004	$3,201,572	$—	$3,201,572

The accompanying notes are an integral part of these statements.

PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2

(a limited partnership)

NOTES TO FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

A. General

These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (“Managing General Partner”) (“PBP”), the statements of net assets as of September 30, 2004 and December 31, 2003 contain all adjustments necessary to state fairly such information in accordance with the liquidation basis of accounting. Prudential-Bache/Watson & Taylor, Ltd.-2 (the “Partnership”) first adopted the liquidation basis of accounting as of October 1, 1996. Accordingly, the net assets of the Partnership are stated at liquidation value, i.e., the assets have been valued at their estimated fair values, net of selling expenses, and the liabilities include estimated amounts to be incurred through the date of liquidation of the Partnership, which is in conformity with accounting principles generally accepted in the United States. Due to the nature of the Hampton Park environmental issue (see further discussion below), the date of liquidation is uncertain; however, the Partnership has utilized a December 31, 2005 date for purposes of estimating costs through the conclusion of liquidation reflecting the Managing General Partner’s best estimate. The actual remaining net proceeds from liquidation will depend upon a variety of factors and are likely to differ from the estimated amounts reflected in the accompanying financial statements.

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

The general partners of the Partnership are PBP, George S. Watson and A. Starke Taylor, III (collectively, the “General Partners”).

B. Partnership Liquidation

In accordance with a consent statement dated September 17, 1996, the limited partners approved, during October 1996, the proposed sale of all eight mini-warehouse facilities owned by the Partnership to Public Storage, Inc. (“Public”) and the liquidation and dissolution of the Partnership.

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

On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. MACTEC, at the request of the Partnership, submitted an application to enter the site into MDE’s Voluntary Cleanup Program (“VCP”) during March 2001. During a meeting on May 16, 2001 between the Partnership, MACTEC and MDE, to discuss MDE’s comments on the Partnership’s application, it was determined that the Partnership would perform a non-invasive Phase I Environmental Site Assessment Update (“Phase I Activities”) and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures (“Phase II Activities”) with the anticipation of entering the site into the VCP. During the first quarter of 2002, MDE notified the Partnership that Phase I Activities were satisfactorily completed. Additionally, MACTEC completed the fieldwork for Phase II activities (under a work plan that MDE reviewed) during 2002. The procedures and findings were documented in a Phase II Site Characterization and Risk Assessment Report (the “Report”) that was sent to MDE on February 13, 2003. During April 2003, MDE requested supplemental soil-gas sampling procedures be performed. These procedures were performed and reported to MDE during September 2003. MDE issued a response letter, dated October 24, 2003, in which it formally accepted the site into the VCP and informed the Partnership that some form of remedial action is required to address elevated levels of PCE in the soil and ground water. The next step will be to obtain MDE’s approval on a plan for remedial action (the “Plan”) so that the Partnership will have direction regarding the required remediation and any other activities that may be required of the Partnership or a prospective buyer. The Plan was submitted to the MDE for approval in August 2004. Standard turnaround time for the MDE to review the Plan is 120 days. As a result of the Partnership’s experience in working with MDE on the environmental issue, in December 2003, the Partnership changed the estimated date of liquidation to December 31, 2005 from September 30, 2004. As of September 30, 2004, the Statement of Net Assets reflects an accrued liability of $500,000, which represents the Partnership’s best estimate of the obligation regarding the environmental issues mentioned above; however, it is reasonably possible that the loss exposure will be in excess of the amount accrued. This loss may be material to the Partnership and may possibly change in the near future as MDE has not yet provided final direction regarding requirements to resolve the environmental issue at the property.

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

Net assets in liquidation increased $63,253 during the nine months ended September 30, 2004, but decreased $66,874 during the three months ended September 30, 2004. The increase resulted from income from operations of the Hampton Park property, and, to a lesser extent, interest income, offset, in part, by an additional estimated liquidation costs accrual of $124,597 recorded during the three months ended September 30, 2004. This accrual of $124,597 reflected additional costs primarily for Phase III and other estimated MACTEC expenses totaling $65,000, an increase in printing costs due to outsourcing and increased professional fees for the change in auditors. The decrease resulted from the additional accrual of $124,597, discussed above, partially offset by income from operations of the Hampton Park property.

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

On July 1, 2003, Prudential Financial, Inc. (“Prudential”) and Wachovia Corp. (“Wachovia”) combined their separate retail securities brokerage and clearing businesses under a new holding company named Wachovia/Prudential Financial Advisors, LLC (“WPFA”), owned 62% by Wachovia and 38% by Prudential. As a result, the retail brokerage operations of Prudential Securities Incorporated (“PSI”) were contributed to Wachovia Securities, LLC (“Wachovia Securities”). Wachovia Securities is wholly-owned by WPFA and is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. (“NASD”) and all major securities exchanges. Effective July 1, 2003, PSI changed its name to Prudential Equity Group, Inc. Effective February 2, 2004, Prudential Equity Group, Inc. was converted to a limited liability company named Prudential Equity Group, LLC (“PEG”). PEG remains an indirectly wholly-owned subsidiary of Prudential. PEG was a registered broker-dealer and a member of the NASD and all major securities exchanges and conducted the equity research, domestic and international equity sales and trading operations, and commodity brokerage and derivative operations it had previously conducted as PSI until December 31, 2003. As part of the process of reorganizing its business structure, Prudential Securities Group Inc. (“PSG”), the direct parent of PEG and a wholly-owned subsidiary of Prudential, transferred the commodity brokerage, commodity clearing and derivative operations previously performed by PEG to another PSG wholly-owned subsidiary, Prudential Financial Derivatives, LLC (“PFD”), effective January 1, 2004. PFD is registered as a futures commission merchant under the Commodity Exchange Act and is a member of the National Futures Association. PBP also remains an indirect wholly-owned subsidiary of Prudential.

PEG, an affiliate of PBP, owns 180 limited partnership units at September 30, 2004.

Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership for which they receive cost reimbursement.

Additionally, Watson & Taylor Management, Inc., an affiliate of the individual General Partners and the Partnership’s property manager, receives 4.5% of the property’s gross revenues (as defined in the management agreement) as a management fee. Such management fees totalled $19,000 and $20,000 for the nine months ended September 30, 2004 and 2003, respectively, and totalled $7,000 and $6,000 for the three months ended September 30, 2004 and 2003, respectively.

In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual, as of September 30, 2004 and December 31, 2003, for the estimated costs expected to be incurred to liquidate the Partnership. Included in these estimated liquidation costs is $139,000 and $167,000 as of September 30, 2004 and December 31, 2003, respectively, expected to be payable to the General Partners and their affiliates during the anticipated remaining liquidation period. See Notes A and B for a further discussion regarding the Partnership’s estimated liquidation costs. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership’s remaining net assets, and may differ from the amounts accrued as of September 30, 2004 and such differences could be material.

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

Liquidity and Capital Resources

In accordance with a consent statement dated September 17, 1996, the limited partners approved, during October 1996, the proposed sale of all eight mini-warehouse facilities owned by the Partnership to Public Storage, Inc. (“Public”) and the liquidation and dissolution of the Partnership.

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

On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. MACTEC, at the request of the Partnership, submitted an application to enter the site into MDE’s Voluntary Cleanup Program (“VCP”) during March 2001. During a meeting on May 16, 2001 between the Partnership, MACTEC and MDE, to discuss MDE’s comments on the Partnership’s application, it was determined that the Partnership would perform a non-invasive Phase I Environmental Site Assessment Update (“Phase I Activities”) and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures (“Phase II Activities”) with the anticipation of entering the site into the VCP. During the first quarter of 2002, MDE notified the Partnership that Phase I Activities were satisfactorily completed. Additionally, MACTEC completed the fieldwork for Phase II activities (under a work plan that MDE reviewed) during 2002. The procedures and findings were documented in a Phase II Site Characterization and Risk Assessment Report (the “Report”) that was sent to MDE on February 13, 2003. During April 2003, MDE requested supplemental soil-gas sampling procedures be performed. These procedures were performed and reported to MDE during September 2003. MDE issued a response letter, dated October 24, 2003, in which it formally accepted the site into the VCP and informed the Partnership that some form of remedial action is required to address elevated levels of PCE in the soil and ground water. The next step will be to obtain MDE’s approval on a plan for remedial action (the “Plan”) so that the Partnership will have direction regarding the required remediation and any other activities that may be required of the Partnership or a prospective buyer. The Plan was submitted to the MDE for approval in August 2004. Standard turnaround time for the MDE to review the Plan is 120 days. As a result of the Partnership’s experience in working with MDE on the environmental issue, in December 2003, the Partnership changed the estimated date of liquidation to December 31, 2005 from September 30, 2004. As of September 30, 2004, the Statement of Net Assets reflects an accrued liability of $500,000, which represents the Partnership’s best estimate of the obligation regarding the environmental issues mentioned above; however, it is reasonably possible that the loss exposure will be in excess of the amount accrued. This loss may be material to the Partnership and may possibly change in the near future as MDE has not yet provided final direction regarding requirements to resolve the environmental issue at the property.

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

In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of September 30, 2004 for the estimated costs expected to be incurred to liquidate the Partnership. Due to the nature of the Hampton Park environmental issue, the date of liquidation is uncertain. However, as mentioned above, the Partnership has utilized a December 31, 2005 date for purposes of estimating costs through the conclusion of liquidation reflecting the Managing General Partner’s best estimate and giving consideration to the progress that has been made with MDE (see discussion above). The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership’s remaining net assets, and may differ from the amounts accrued as of September 30, 2004 and such differences could be material.

Net assets in liquidation increased $63,000 during the nine months ended September 30, 2004, but decreased $67,000 during the three months ended September 30, 2004. The increase resulted from income from operations of the Hampton Park property, and, to a lesser extent, interest income, offset, in part, by an additional estimated liquidation costs accrual of $125,000 recorded during the three months ended September 30, 2004. This accrual of $125,000 reflected additional costs primarily for Phase III and other estimated MACTEC expenses totaling $65,000, an increase in printing costs due to outsourcing and increased professional fees for the change in auditors. The decrease resulted from the additional accrual of $125,000, discussed above, partially offset by income from operations of the Hampton Park property.

As of September 30, 2004, the Partnership had cash and cash equivalents of $1,787,000, which is sufficient to meet the working capital requirements of the Partnership for the foreseeable future. The future liquidation and dissolution of the Partnership will result in the sale of the Hampton Park property and any other Partnership assets and the distribution to the limited partners, after payment of all expenses and liabilities, of the net sales proceeds and remaining cash.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2004, the Partnership had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of the Partnership. While the Partnership’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Partnership’s financial position.

The Partnership’s contractual obligations are primarily with service providers such as PBP, Watson & Taylor Management, Inc., accountants, etc. A summary of the Partnership’s significant contractual obligations as of September 30, 2004, follows:

Contractual Obligations
Payments due by year
Total	2004	2005

$177,000	$125,000	$52,000

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

In designing and evaluating the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)), the Managing General Partner recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as the Partnership’s are designed to do, and the Managing General Partner necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that the Partnership’s disclosure controls and procedures provide such reasonable assurance.

There have not been any changes in the Partnership’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings—None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds—None

Item 3.	Defaults Upon Senior Securities—None

Item 4.	Submission of Matters to a Vote of Security Holders—None

Item 5.	Other Information—None

Item 6.	Exhibits:

Description:

	4.01—	Revised Certificate of Limited Partnership Interest (filed as an exhibit to Registrant’s Form 10-K for the year ended December 31, 1988 and incorporated herein by reference)

	31.1—	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	31.2—	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	32.1—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

	32.2—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2

By:	Prudential-Bache Properties, Inc. A Delaware corporation Managing General Partner

	By: /s/ William C. Yip	Date: November 15, 2004
William C. Yip Chief Financial Officer and Vice President