Form 10-K
period 2004-12-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 2005-03-30
CIK 737296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Registrant’s Annual Report to Limited Partners for the year ended December 31, 2004 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K.

Amended and Restated Certificate and Agreement of Limited Partnership, included as part of the Registration Statement on Form S-11 (File No. 2-88785) filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933, as amended, is incorporated by reference into Part IV of this Annual Report on Form 10-K.

Index to exhibits can be found on pages 10 & 11.

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

In accordance with a consent statement dated September 17, 1996, the limited partners approved, during October 1996, the proposed sale of all eight mini-warehouse facilities owned by the Registrant to Public Storage, Inc. (“Public”) and the liquidation and dissolution of the Registrant.

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

On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. MACTEC, at the request of the Registrant, submitted an application to enter the site into MDE’s Voluntary Cleanup Program (“VCP”) during March 2001. During a meeting on May 16, 2001 between the Registrant, MACTEC and MDE, to discuss MDE’s comments on the Registrant’s application, it was determined that the Registrant would perform a non-invasive Phase I Environmental Site Assessment Update (“Phase I Activities”) and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures (“Phase II Activities”) with the anticipation of entering the site into the VCP. During the first quarter of 2002, MDE notified the Registrant that Phase I Activities were satisfactorily completed. Additionally, MACTEC completed the fieldwork for Phase II activities (under a work plan that MDE reviewed) during 2002. The procedures and findings were documented in a Phase II Site Characterization and Risk Assessment Report (the “Report”) that was sent to MDE on February 13, 2003. During April 2003, MDE requested supplemental soil-gas sampling procedures be performed. These procedures were performed and reported to MDE during September 2003. MDE issued a response letter, dated October 24, 2003, in which it formally accepted the site into the VCP and informed the Registrant that some form of remedial action is required to address elevated levels of PCE in the soil and groundwater. The MDE approved the plan for remedial action (the “Plan”) on November 24, 2004. In December 2004, an agreement was entered into with ATC Associates Inc. (“ATC”), pursuant to which ATC will provide certain environmental services to perform the environmental cleanup effort as described in the Plan. As of December 31, 2004, the Statement of Net Assets included in the Registrant’s annual report to the limited partners for the year ended December 31, 2004 (“Registrant’s Annual Report”) reflects an accrued liability of $500,000 which represents the Registrant’s best estimate of the obligation regarding the environmental issues mentioned above; however, it is reasonably possible that the loss exposure will be in excess of the amount accrued, and may be material to the Registrant.

The general partners of the Registrant intend to offer the Hampton Park property to a select group of potential buyers which specialize in the purchase of contaminated properties, and others, albeit at a discount to take into account remediation costs. It is the intention of the Registrant to obtain from any potential buyer as complete an indemnification as possible for any liability in connection with remediation of the contamination of the property. The Registrant’s liquidation and dissolution will proceed upon the sale of the Hampton Park property. Due to the nature of the Hampton Park environmental issue, the date of liquidation is uncertain; however, the Partnership has utilized a December 31, 2005 date for purposes of estimating costs through the conclusion of liquidation reflecting the Managing General Partner’s best estimate and giving consideration to the progress that has been made with MDE.

Watson & Taylor Management, Inc., an affiliate of the individual general partners, is responsible for the day-to-day operation of the property, including the supervision of the on-site managers and the establishment of rental policies and rates for new rentals and renewals and directs the marketing activity for the property.

General Partners and Affiliates

The general partners of the Registrant are Prudential-Bache Properties, Inc. (“PBP”), George S. Watson and A. Starke Taylor, III (collectively, the “General Partners”). PBP is the Managing General Partner and is responsible for the day-to-day operations of the Registrant and its investments. PBP is a wholly owned subsidiary of Prudential Securities Group Inc. (“PSG”). For further information, see Notes A and E of the financial statements in the Registrant’s Annual Report which is filed as an exhibit hereto.

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partners and their affiliates pursuant to the Partnership Agreement. For further information, see Note E of the financial statements in the Registrant’s Annual Report which is filed as an exhibit hereto.

Item 2.  Properties

As of December 31, 2004, the Registrant owns the following property:

Property Location	Average Occupancy Rates for the year ended December 31, 2004(1)	Land (in acres)	Rentable Units	Monthly Rental Rates Per Unit as of December 31, 2004
Hampton Park (Capitol Heights, Maryland)
Mini-warehouse	94.48%	5.87	130	$42- $285
Commercial	85.09%		56	$365- $1,375

			186

(1)	Average occupancy rates are calculated by averaging the monthly occupancies determined by dividing occupied square footage by available square footage as of each month-end.

The General Partners believe the Registrant’s remaining property is adequately insured.

During the three years ended December 31, 2004, 2003 and 2002, the Hampton Park property rental revenues represented approximately 95%, 94% and 94% of the Registrant’s total revenue, respectively.

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Limited Partners

None

PART II

Item 5.  Market for the Registrant’s Units, Related Limited Partner Matters and Issuer Purchases of Equity Securities

As of March 14, 2005, there were 3,376 holders of record owning 51,818 Units, inclusive of 258, 130 and 130 equivalent limited partnership units held by PBP and Messrs. Watson and Taylor, respectively. A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in Section 17.3 of the Amended and Restated Certificate and Agreement of Limited Partnership limiting the ability of a limited partner to transfer Units. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

There were no cash distributions paid to limited partners during 2004, 2003 and 2002.

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

Item 6.  Selected Financial Data

As of October 1, 1996, the Registrant adopted the liquidation basis of accounting in accordance with generally accepted accounting principles and, therefore, there is no reporting of results of operations. Total assets at December 31, 2000, 2001, 2002, 2003 and 2004 were $3,583,953, $3,833,466, $4,061,081, $4,155,419 and $4,236,871, respectively. Additionally, no distributions were made during the five years ended December 31, 2004. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 8 of the Registrant’s Annual Report which is filed as an exhibit hereto.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information is incorporated by reference to pages 9 through 10 of the Registrant’s Annual Report which is filed as an exhibit hereto.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8.  Financial Statements and Supplementary Data

The financial statements are incorporated by reference to pages 2 through 8 of the Registrant’s Annual Report which is filed as an exhibit hereto. Quarterly financial data pursuant to Item 302 of Regulation S-K is not provided as the Registrant follows the liquidation basis of accounting and has not reported results of operations subsequent to 1996 in accordance with generally accepted accounting principles.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Ernst & Young LLP resigned as auditors of the Registrant effective May 5, 2004. On May 14, 2004, the Board of Directors of PBP approved the engagement of PricewaterhouseCoopers LLP as the Registrant’s independent registered public accounting firm for the year ending December 31, 2004.

The reports of Ernst & Young LLP on the Registrant’s financial statements for the two years ended December 31, 2003 and 2002, did not contain an adverse opinion, or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. However, an emphasis paragraph is presented to reflect the fact that the Company adopted the liquidation basis of accounting on October 1, 1996.

In connection with the audits of the Registrant’s financial statements for each of the two years ended December 31, 2003, and for the period of January 1, 2004 to May 5, 2004, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report. The Registrant had requested Ernst & Young LLP to furnish it a letter addressed to the Commission stating whether it agreed with the above statements. A copy of that letter, dated May 11, 2004 was filed as Exhibit I to the Form 8-K, filed on May 11, 2004.

A new independent registered public accounting firm, PricewaterhouseCoopers LLP, was engaged on May 14, 2004 as the principal accountant to audit the Registrant’s financial statements for the year ended December 31, 2004. The Board of Directors of the Registrant’s Managing General Partner approved PricewaterhouseCoopers LLP, as the new independent registered public accounting firm of the Registrant. During the Registrant’s two most recent years, and any subsequent interim period prior to engaging PricewaterhouseCoopers LLP, neither the Registrant (nor anyone on its behalf) consulted PricewaterhouseCoopers LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

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

In designing and evaluating the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934 (“Exchange Act”)), the Managing General Partner recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as the Partnership’s are designed to do, and the Managing General Partner necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that the Partnership’s disclosure controls and procedures provide such reasonable assurance.

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

The Registrant filed Form 8-K on December 27, 2004, to report an agreement entered into on December 17, 2004, between an affiliate of PBP and ATC, pursuant to which ATC will provide certain environmental services at the Registrant’s owned property.

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

Prudential-Bache Properties, Inc., Managing General Partner

The directors and executive officers of PBP and their positions with regard to managing the Registrant are as follows:

Name	Position
Brian J. Martin	Chairman of the Board of Directors, President, and Chief Executive Officer
William C. Yip	Chief Financial Officer, Vice President and Director
C. Edward Chaplin	Treasurer
Moon Bae Chung	Vice President and Director

BRIAN J. MARTIN, age 54, has been the Chairman of the Board of Directors of PBP since May 1997, and was elected President, and Chief Executive Officer of PBP in March 2004. He is also a Senior Vice President in Prudential’s Global Derivatives Division, an affiliate of PBP. He also serves in various capacities for certain other affiliated companies. Mr. Martin joined Prudential in 1980. Mr. Martin is a member of the Pennsylvania Bar.

WILLIAM C. YIP, age 42, has been Chief Financial Officer, Vice President and a Director of PBP since June 2003. He is also a First Vice President of Prudential and controller for its global derivatives business. Mr. Yip serves as financial expert for the Board of Directors of PBP. Mr. Yip joined Prudential in 1989 and serves in various financial positions for certain other affiliated companies. Mr. Yip is not independent of the Registrant’s management; however, as no significant secondary market for Units in the Registrant has developed, there is no independence requirement applicable to the Board of Directors of PBP.

C. EDWARD CHAPLIN, age 48, was elected Treasurer of PBP in March 2004. He is also a Senior Vice President and Treasurer of Prudential. Mr. Chaplin joined Prudential in 1983.

MOON BAE CHUNG, age 62, was elected Vice President and Director of PBP in May 2004. He is also a Vice President of Prudential, managing its portfolio of divested and discontinued products and lines of businesses. He also serves in various capacities of certain other affiliated companies. Mr. Chung joined Prudential in 1996.

Effective March 2004, Brian J. Martin was elected by the Board of Directors of PBP as President and Chief Executive Officer replacing Chester A. Piskorowski.

Effective March 2004, C. Edward Chaplin was elected by the Board of Directors of PBP as Treasurer.

Effective May 2004, Moon Bae Chung was elected by the Board of Directors of PBP as Vice President and Director.

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

Individual General Partners

GEORGE S. WATSON, age 64, is a financial specialist and a certified public accountant. He has been instrumental in the success of The Community Minority Business Advancement Program sponsored by the University of Texas at Austin College and Graduate Schools of Business. Mr. Watson is a member of the Advisory Council of the University of Texas at Austin Business School and a member of its Chancellor’s Council. Mr. Watson attended the University of Texas at Austin, graduating summa cum laude in 1963 with a BBA in accounting and finance. He received his MBA in accounting and finance from the University of Texas in 1965, graduating first in his class and summa cum laude. He also has received various awards and scholarships and is a member of many fraternal organizations including Phi Kappa Phi, the honorary scholastic society. Mr. Watson has over 25 years of experience in real estate and financial investments.

A. STARKE TAYLOR, III, age 61, holds a bachelor of business administration degree from Southern Methodist University which was awarded in 1966. He is past president of the North Dallas Chamber of Commerce. Mr. Taylor is a member of the boards of the Dallas Theological Seminary and the Northeast Texas Regional Board of Young Life. Mr. Taylor has over 25 years of experience in real estate, insurance and financial investments.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 14, 2005, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any interest in the voting securities of the Managing General Partner.

As of March 14, 2005, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any of the Units issued by the Registrant.

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

As of March 14, 2005, no limited partner beneficially owns more than 5% of the outstanding Units issued by the Registrant.

Item 13.  Certain Relationships and Related Transactions

The Registrant has and will continue to have certain relationships with the General Partners and their affiliates. However, there have been no direct financial transactions between the Registrant and the individual General Partners or the directors or officers of the Managing General Partner during 2004.

Reference is made to Notes A and E of the financial statements in the Registrant’s Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

Item 14.  Principal Accountant Fees and Services

Audit Fees and All Other Fees

Audit Fees

Fees for audit services totalled approximately $45,000 in 2004 and approximately $31,000 in 2003, including fees associated with the annual audit and the reviews of the Registrant’s quarterly reports on Form 10-Q.

Tax

Fees for tax services, including tax compliance and tax advice totalled approximately $15,000 in 2004 and $8,000 in 2003.

All Other Fees

Fees for the printing and mailing of limited partners tax information totalled approximately $14,000 in 2004.

The Board of Directors of PBP, the Managing General Partner of Registrant, approved the appointment of the independent registered public accounting firm and its fees, for 2004. The independent registered public accounting firm has full access to the senior management of PBP.

We have been advised by PricewaterhouseCoopers LLP that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in the Registrant or its affiliates.

PART IV

Page Number in Annual Report

Item 15. Exhibits and Financial Statement Schedules
1.	Financial Statements and Report of Independent Registered Public Accounting Firm incorporated by reference to the Registrant’s Annual Report which is filed as an exhibit hereto
	Report of Independent Registered Public Accounting Firm	2
Financial Statements:
	Statements of Net Assets—December 31, 2004 and 2003	4
	Statements of Changes in Net Assets—Years ended December 31, 2004, 2003 and 2002	4
	Notes to Financial Statements	5
2.	Financial Statement Schedules and Consent of Independent Registered Public Accounting Firm
Consent of Independent Registered Public Accounting Firm
Schedules:
III—Real Estate and Accumulated Depreciation at December 31, 2004
Notes to Schedule III—Real Estate and Accumulated Depreciation
All other schedules have been omitted because they are not applicable or the required information is included in the financial statements and the notes thereto.
3.	Exhibits
Description:
2.01	Consent Statement dated September 17, 1996 (1)
3.01	Amended and Restated Certificate and Agreement of Limited Partnership (2)
3.02	Amendment Number 8 to Amended and Restated Certificate and
Agreement of Limited Partnership (3)
4.01	Revised Form of Certificate of Limited Partnership Interest (4)
10.01	Management Agreement (2)
10.02	Property Management Agreement dated as of November 1, 1988 by and between the Registrant and Public Storage Commercial Properties Group, Inc. (4)
10.03	Property Management Agreement dated as of November 1, 1988 by and between the Registrant and Public Storage Management, Inc. (4)
10.04	Agreement Relating to General Partner Interests (2)
10.05	Management Agreement dated March 1, 1998 by and between the Registrant and Watson & Taylor Management, Inc., a Texas corporation (5)
10.06	Agreement to perform certain environmental services for the Response Action Plan dated December 17, 2004 by and between an affiliate of the Managing General Partner and ATC Associates Inc. (filed herewith)
13.01	Registrant’s Annual Report to Limited Partners for the year ended December 31, 2004 (with the exception of the information and data incorporated by reference in Items 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant’s Annual Report is to be deemed filed as part of this report)
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

(1)	Filed on the Registrant’s Proxy Statement on Schedule 14A and incorporated herein by reference.

(2)	Filed as an exhibit to Registration Statement on Form S-11 (No. 2-88785) and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Form 10-Q for the quarter ended March 31, 1990 and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

CONSENT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Prudential-Bache/Watson & Taylor, Ltd.-2

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Prudential-Bache/Watson & Taylor, Ltd.-2 of our report dated January 23, 2004, included in the 2004 Annual Report to Partners of Prudential-Bache/Watson & Taylor, Ltd.-2.

/s/ Ernst & Young LLP

New York, New York

March 23, 2005

PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2

(a limited partnership)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

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

December 31, 2004

NOTE A—There are no mortgages, deeds of trust or similar encumbrances against the remaining property.

NOTE B—Initial cost represents the initial purchase price of the property including acquisition fees.

NOTE C—RECONCILIATION SUMMARY OF TRANSACTIONS—REAL ESTATE

	Year ended December 31,
	2004	2003	2002
Balance at beginning of year	$2,018,521	$2,018,521	$2,018,521
Additions during the year	—	—	—

Balance at close of year	$2,018,521	$2,018,521	$2,018,521

The aggregate cost of land, buildings and improvements, and furniture and fixtures, net of depreciation, for Federal income tax purposes as of December 31, 2004 was $1,849,812.

NOTE D—RECONCILIATION SUMMARY OF TRANSACTIONS—ACCUMULATED DEPRECIATION

The Partnership ceased depreciating the property for financial reporting purposes when the property was reclassified as held for sale as of December 31, 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential-Bache/Watson & Taylor, Ltd.-2

By:	Prudential-Bache Properties, Inc., A Delaware corporation, Managing General Partner

	By: /s/ William C. Yip	Date: March 30, 2005
William C. Yip Chief Financial Officer, Vice President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By:	Prudential-Bache Properties, Inc., A Delaware corporation, Managing General Partner

	By: /s/ Brian J. Martin	Date: March 30, 2005
Brian J. Martin Chairman of the Board of Directors, President, and Chief Executive Officer

	By: /s/ William C. Yip	Date: March 30, 2005
William C. Yip Chief Financial Officer, Vice President and Director (chief accounting officer)