Form 10-Q
period 2005-03-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 2005-05-13
CIK 737296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(a limited partnership)

STATEMENTS OF NET ASSETS

(in process of liquidation)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Property held for sale	$2,018,521	$2,018,521
Cash and cash equivalents ($60,000 provided as collateral at March 31, 2005 and $0 at December 31, 2004, respectively)	2,047,239	1,946,498
Other assets	236,992	271,852

Total assets	4,302,752	4,236,871

LIABILITIES
Estimated liquidation costs	464,708	465,308
Estimated remediation costs	500,000	500,000

Total liabilities	964,708	965,308

COMMITMENTS AND CONTINGENCIES	—	—
Net assets available to limited and general partners	$3,338,044	$3,271,563

Limited and equivalent partnership units issued and outstanding	51,818	51,818

Net asset value per limited and equivalent participating units	$64.74	$63.45

STATEMENT OF CHANGES IN NET ASSETS

(in process of liquidation)

(Unaudited)

	LIMITED PARTNERS	GENERAL PARTNERS	TOTAL
Net assets—December 31, 2004	$3,271,563	$—	$3,271,563
Net income from liquidating activities	66,481	—	66,481

Net assets—March 31, 2005	$3,338,044	$—	$3,338,044

The accompanying notes are an integral part of these statements.

PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2

(a limited partnership)

NOTES TO FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

A. General

These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (“Managing General Partner”) (“PBP”), the statements of net assets as of March 31, 2005 and December 31, 2004 contain all adjustments necessary to state fairly such information in accordance with the liquidation basis of accounting. Prudential-Bache/Watson & Taylor, Ltd.-2 (the “Partnership”) first adopted the liquidation basis of accounting as of October 1, 1996. Accordingly, the net assets of the Partnership are stated at liquidation value, i.e., the assets have been valued at their estimated fair values, net of selling expenses, and the liabilities include estimated amounts to be incurred through the date of liquidation of the Partnership, which is in conformity with accounting principles generally accepted in the United States. Due to the nature of the Hampton Park environmental issue (see further discussion below), the date of liquidation is uncertain; however, the Partnership has utilized a December 31, 2005 date for purposes of estimating costs through the conclusion of liquidation reflecting the Managing General Partner’s best estimate. The actual remaining net proceeds from liquidation will depend upon a variety of factors and are likely to differ from the estimated amounts reflected in the accompanying financial statements.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

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

On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. MACTEC, at the request of the Partnership, submitted an application to enter the site into MDE’s Voluntary Cleanup Program (“VCP”) during March 2001. During a meeting on May 16, 2001 between the Partnership, MACTEC and MDE, to discuss MDE’s comments on the Partnership’s application, it was determined that the Partnership would perform a non-invasive Phase I Environmental Site Assessment Update (“Phase I Activities”) and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures (“Phase II Activities”) with the anticipation of entering the site into the VCP. During the first quarter of 2002, MDE notified the Partnership that Phase I Activities were satisfactorily completed. Additionally, MACTEC completed the fieldwork for Phase II activities (under a work plan that MDE reviewed) during 2002. The procedures and findings were documented in a Phase II Site Characterization and Risk Assessment Report (the “Report”) that was sent to MDE on February 13, 2003. During April 2003, MDE requested supplemental soil-gas sampling procedures be performed. These procedures were performed and reported to MDE during September 2003. MDE issued a response letter, dated October 24, 2003, in which it formally accepted the site into the VCP and informed the Partnership that some form of remedial action is required to address elevated levels of PCE in soil and ground water. The MDE approved the plan for remedial action (the “Plan”) on November 24, 2004. In December 2004, an agreement was entered into with ATC Associates Inc. (“ATC”), pursuant to which ATC will provide certain environmental services to perform the environmental cleanup as described in the Plan. During the first quarter of 2005, ATC began providing environmental services pursuant to the Plan. As of March 31, 2005 and December 31, 2004 the Statement of Net Assets reflects an accrued liability of $500,000, which represents the Partnership’s best estimate of the obligation regarding the environmental issues mentioned above; however, it is reasonably possible that the loss exposure will be in excess of the amount accrued and may be material to the Partnership.

The General Partners intend to offer the Hampton Park property to a select group of potential buyers which specialize in the purchase of contaminated properties, and others, albeit at a discount to take into account remediation costs. As such, the General Partners have engaged CB Richard Ellis, Inc. on April 7, 2005, to market the property on an exclusive basis for a six month period. It is the intention of the Partnership to obtain from any potential buyer as complete an indemnification as possible for any liability in connection with remediation of the contamination of the property. Due to the environmental problem and MDE oversight, it is uncertain when any such sale could be consummated. The Partnership’s liquidation and dissolution will proceed upon the sale of the Hampton Park property.

Net assets in liquidation increased $66,000 during the three months ended March 31, 2005. The increase resulted from income from operations at the Hampton Park property, and, to a lesser extent, interest income.

C. Related Parties

PBP and its affiliates perform services for the Partnership which include, but are not limited to the following: accounting and financial management, transfer and assignment functions, asset management, investor communications, certain printing and other administrative services. PBP and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. PBP is a wholly owned subsidiary of Prudential Securities Group, Inc. (“PSG”).

Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership for which they receive cost reimbursement.

Additionally, Watson & Taylor Management, Inc., an affiliate of the individual General Partners and the Partnership’s property manager, receives 4.5% of the property’s gross revenues (as defined in the management agreement) as a management fee. Such management fees totalled $7,000 and $6,000 for the three months ended March 31, 2005 and 2004, respectively.

In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of March 31, 2005 and December 31, 2004 for the estimated costs expected to be incurred to liquidate the Partnership. Included in these estimated liquidation costs is $139,000 as of March 31, 2005 and December 31, 2004, respectively, expected to be payable to the General Partners and their affiliates during the anticipated remaining liquidation period. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership’s remaining net assets, and may differ from the amounts accrued as of March 31, 2005 and such differences could be material.

PBP and the two individual General Partners of the Partnership own 258, 130 and 130 equivalent limited partnership units, respectively. PBP receives funds from the Partnership, such as General Partner distributions and reimbursement of expenses, but has waived all of its rights resulting from its ownership of equivalent limited partnership units. Accordingly, the 258 units owned by PBP are not part of the 51,560 limited and equivalent units which receive distributions and allocations of the Partnership’s profits and losses and also not included in determining the net asset value per limited and equivalent participating units.

PSG, an affiliate of PBP, owns 180 limited partnership units at March 31, 2005, for which no such waivers on profit participation are in effect.

D. Commitments and Contingencies

On January 18, 2005, the Partnership had an irrevocable standby letter of credit established in the amount of $60,000 and expiring on January 7, 2006, in favor of the MDE in connection with the Plan.

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

On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. MACTEC, at the request of the Partnership, submitted an application to enter the site into MDE’s Voluntary Cleanup Program (“VCP”) during March 2001. During a meeting on May 16, 2001 between the Partnership, MACTEC and MDE, to discuss MDE’s comments on the Partnership’s application, it was determined that the Partnership would perform a non-invasive Phase I Environmental Site Assessment Update (“Phase I Activities”) and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures (“Phase II Activities”) with the anticipation of entering the site into the VCP. During the first quarter of 2002, MDE notified the Partnership that Phase I Activities were satisfactorily completed. Additionally, MACTEC completed the fieldwork for Phase II activities (under a work plan that MDE reviewed) during 2002. The procedures and findings were documented in a Phase II Site Characterization and Risk Assessment Report (the “Report”) that was sent to MDE on February 13, 2003. During April 2003, MDE requested supplemental soil-gas sampling procedures be performed. These procedures were performed and reported to MDE during September 2003. MDE issued a response letter, dated October 24, 2003, in which it formally accepted the site into the VCP and informed the Partnership that some form of remedial action is required to address elevated levels of PCE in soil and ground water. The MDE approved the plan for remedial action (the “Plan”) on November 24, 2004. In December 2004, an agreement was entered into with ATC Associates Inc. (“ATC”), pursuant to which ATC will provide certain environmental services to perform the environmental cleanup as described in the Plan. During the first quarter of 2005, ATC began providing environmental services pursuant to the Plan. As of March 31, 2005 and December 31, 2004 the Statement of Net Assets reflects an accrued liability of $500,000, which represents the Partnership’s best estimate of the obligation regarding the environmental issues mentioned above; however, it is reasonably possible that the loss exposure will be in excess of the amount accrued and may be material to the Partnership.

The General Partners intend to offer the Hampton Park property to a select group of potential buyers which specialize in the purchase of contaminated properties, and others, albeit at a discount to take into account remediation costs. As such, the General Partners have engaged CB Richard Ellis, Inc. on April 7, 2005 to market the property on an exclusive basis for a six month period. It is the intention of the Partnership to obtain from any potential buyer as complete an indemnification as possible for any liability in connection with remediation of the contamination of the property. Due to the environmental problem and MDE oversight, it is uncertain when any such sale could be consummated. The General Partners intend to liquidate the Partnership subject to the Hampton Park property first being sold, and will distribute any remaining funds at such time.

In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of March 31, 2005 for the estimated costs expected to be incurred to liquidate the Partnership. Due to the nature of the Hampton Park environmental issue, the date of liquidation is uncertain. However, as mentioned above, the Partnership has utilized a December 31, 2005 date for purposes of estimating costs through the conclusion of liquidation reflecting the Managing General Partner’s best estimate. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership’s remaining net assets, and may differ from the amounts accrued as of March 31, 2005 and such differences could be material.

Net assets in liquidation increased $66,000 during the three months ended March 31, 2005. The increase resulted from income from operations at the Hampton Park property, and to a lesser extent, interest income.

As of March 31, 2005, the Partnership has cash and cash equivalents of $2,047,000, which is sufficient to meet the working capital requirements of the Partnership for the foreseeable future. The future liquidation and dissolution of the Partnership will result in the sale of the Hampton Park property and any other Partnership assets and the distribution to the limited partners, after payment of all expenses and liabilities, of the net sales proceeds and remaining cash.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2005, the Partnership had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than a standby letter of credit as further discussed in Note D and those that are not likely to have a material current or future effect on the Partnership’s financial position.

The Partnership’s contractual obligations are primarily with service providers such as PBP, ATC, Watson & Taylor Management, Inc., a registered public accounting firm, etc. A summary of the Partnership’s significant contractual obligations as of March 31, 2005, follows:

Contractual Obligations
Payments due by period
Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

$645,000	$645,000	$—	$—	$—

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

Prudential-Bache/Watson & Taylor, Ltd.-2

By:	Prudential-Bache Properties, Inc. A Delaware corporation Managing General Partner

	By: /s/ William C. Yip	Date: May 13, 2005
William C. Yip Chief Financial Officer and Vice President