Form 10-Q
period 2005-06-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 2005-08-12
CIK 737296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                     to

Commission file number 0-13518

PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2

(Exact name of registrant as specified in its charter)

Texas	75-1933081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

751 Broad Street, Second Floor, Newark, NJ	07102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (973) 802-6000

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

(a limited partnership)

STATEMENTS OF NET ASSETS

(in process of liquidation)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Property held for sale	$2,018,521	$2,018,521
Cash and cash equivalents ($60,000 and $0 provided as collateral at June 30, 2005 and December 31, 2004, respectively)	1,917,758	1,946,498
Other assets	222,708	271,852

Total assets	4,158,987	4,236,871

LIABILITIES
Estimated liquidation costs	486,921	465,308
Estimated remediation costs	361,590	500,000

Total liabilities	848,511	965,308

COMMITMENTS AND CONTINGENCIES	—	—
Net assets available to limited and general partners	$3,310,476	$3,271,563

Limited and equivalent partnership units issued and outstanding	51,818	51,818

Net asset value per limited and equivalent participating units	$64.21	$63.45

STATEMENT OF CHANGES IN NET ASSETS

(in process of liquidation)

(Unaudited)

	LIMITED PARTNERS	GENERAL PARTNERS	TOTAL
Net assets—December 31, 2004	$3,271,563	$—	$3,271,563
Net income from liquidating activities	38,913	—	38,913

Net assets—June 30, 2005	$3,310,476	$—	$3,310,476

The accompanying notes are an integral part of these statements.

PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2

(a limited partnership)

NOTES TO FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

A. General

These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (“Managing General Partner”) (“PBP”), the statements of net assets as of June 30, 2005 and December 31, 2004 contain all adjustments necessary to state fairly such information in accordance with the liquidation basis of accounting. Prudential-Bache/Watson & Taylor, Ltd.-2 (the “Partnership”) first adopted the liquidation basis of accounting as of October 1, 1996. Accordingly, the net assets of the Partnership are stated at liquidation value, i.e., the assets have been valued at their estimated fair values, net of selling expenses, and the liabilities include estimated amounts to be incurred through the date of liquidation of the Partnership, which is in conformity with accounting principles generally accepted in the United States. Due to the nature of the Hampton Park environmental issue (see further discussion below), the date of liquidation is uncertain; however, the Partnership has utilized a December 31, 2005 date for purposes of estimating costs through the conclusion of liquidation reflecting the Managing General Partner’s best estimate. The actual remaining net proceeds from liquidation will depend upon a variety of factors and are likely to differ from the estimated amounts reflected in the accompanying financial statements.

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

On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. MACTEC, at the request of the Partnership, submitted an application to enter the site into MDE’s Voluntary Cleanup Program (“VCP”) during March 2001. During a meeting on May 16, 2001 between the Partnership, MACTEC and MDE, to discuss MDE’s comments on the Partnership’s application, it was determined that the Partnership would perform a non-invasive Phase I Environmental Site Assessment Update (“Phase I Activities”) and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures (“Phase II Activities”) with the anticipation of entering the site into the VCP. During the first quarter of 2002, MDE notified the Partnership that Phase I Activities were satisfactorily completed. Additionally, MACTEC completed the fieldwork for Phase II activities (under a work plan that MDE reviewed) during 2002. The procedures and findings were documented in a Phase II Site Characterization and Risk Assessment Report (the “Report”) that was sent to MDE on February 13, 2003. During April 2003, MDE requested supplemental soil-gas sampling procedures be performed. These procedures were performed and reported to MDE during September 2003. MDE issued a response letter, dated October 24, 2003, in which it formally accepted the site into the VCP and informed the Partnership that some form of remedial action is required to address elevated levels of PCE in soil and ground water. The MDE approved the plan for remedial action (the “Plan”) on November 24, 2004. In December 2004, an agreement was entered into with ATC Associates Inc. (“ATC”), pursuant to which ATC will provide certain environmental services to perform the environmental cleanup as described in the Plan. During the first quarter of 2005, ATC began providing environmental services pursuant to the Plan. As of June 30, 2005 and December 31, 2004 the Statement of Net Assets reflects an accrued liability of approximately $362,000 and $500,000, respectively, which represents the Partnership’s best estimate of the obligation regarding the environmental issues mentioned above; however, it is reasonably possible that the loss exposure will be in excess of the amount accrued and may be material to the Partnership.

The General Partners engaged an unrelated third party real estate broker CB Richard Ellis, Inc. on April 7, 2005, to market the property on an exclusive basis for a six month period. The Partnership will seek to obtain from any potential buyer as complete an indemnification as possible for any liability in connection with remediation of the contamination of the property. On August 5, 2005, the Partnership reported on Form 8K that it has concluded its bid process for its sole remaining property, Hampton Park, accepted a bid to sell the property and is commencing the negotiation of definitive documentation. However, there can be no assurance (i) that the sale to the bidder will be consummated or when it will be consummated, (ii) that the property can be sold at the current offered value, or (iii) of the amount of net proceeds that will be available for distribution. There is no way of knowing the amount that will be available for distribution until the Partnership has completed a final audit of its books and records and provided for all remaining outstanding claims and contingencies.

The Partnership’s liquidation and dissolution will proceed upon the sale of the Hampton Park property.

Net assets in liquidation increased $39,000 during the six months ended June 30, 2005, but decreased $28,000 during the three months ended June 30, 2005. The increase resulted from income from operations at the Hampton Park property, and to a lesser extent, interest income, offset, in part, by an additional estimated liquidation costs accrual of $98,000 for professional fees recorded during the three months ended June 30, 2005. The decrease from first quarter resulted from the additional accrual of $98,000 discussed above, partially offset by income from operations at the Hampton Park property.

C. Accounting Policies

Gains/Losses Regarding Property Held for Sale

Gains and losses on the sale of investment property are recognized when title, risks and rewards related to the property passes to the buyer and there are no significant unresolved contingencies. Gains and losses are determined by the difference between the net sales proceeds and the carrying value of the property. The property held for sale carrying value is based on its estimated fair value and are likely to differ from the actual net proceeds from any sale.

D. Related Parties

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

Additionally, Watson & Taylor Management, Inc., an affiliate of the individual General Partners and the Partnership’s property manager, receives 4.5% of the property’s gross revenues (as defined in the management agreement) as a management fee. Such management fees totalled $13,000 and $12,000 for the six months ended June 30, 2005 and 2004, respectively and totalled $6,000 for the three months ended June 30, 2005 and 2004, respectively.

In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of June 30, 2005 and December 31, 2004 for the estimated costs expected to be incurred to liquidate the Partnership. Included in these estimated liquidation costs is $139,000 as of June 30, 2005 and December 31, 2004, respectively, expected to be payable to the General Partners and their affiliates for reimbursement of certain general and administrative costs as previously discussed during the anticipated remaining liquidation period. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership’s remaining net assets, and may differ from the amounts accrued as of June 30, 2005 and such differences could be material.

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

PSG, an affiliate of PBP, owns 180 limited partnership units at June 30, 2005, for which no such waivers on profit participation are in effect.

E. Commitments and Contingencies

On January 18, 2005, the Partnership had an irrevocable standby letter of credit established in the amount of $60,000 and expiring on January 7, 2006, in favor of the MDE in connection with the Plan.

The Partnership’s contractual obligations are primarily with service providers such as PBP, ATC, Watson & Taylor Management, Inc., an independent registered public accounting firm, etc. The Partnership’s significant contractual obligations total approximately $514,000 as of June 30, 2005 and are due within one year.

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

On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. MACTEC, at the request of the Partnership, submitted an application to enter the site into MDE’s Voluntary Cleanup Program (“VCP”) during March 2001. During a meeting on May 16, 2001 between the Partnership, MACTEC and MDE, to discuss MDE’s comments on the Partnership’s application, it was determined that the Partnership would perform a non-invasive Phase I Environmental Site Assessment Update (“Phase I Activities”) and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures (“Phase II Activities”) with the anticipation of entering the site into the VCP. During the first quarter of 2002, MDE notified the Partnership that Phase I Activities were satisfactorily completed. Additionally, MACTEC completed the fieldwork for Phase II activities (under a work plan that MDE reviewed) during 2002. The procedures and findings were documented in a Phase II Site Characterization and Risk Assessment Report (the “Report”) that was sent to MDE on February 13, 2003. During April 2003, MDE requested supplemental soil-gas sampling procedures be performed. These procedures were performed and reported to MDE during September 2003. MDE issued a response letter, dated October 24, 2003, in which it formally accepted the site into the VCP and informed the Partnership that some form of remedial action is required to address elevated levels of PCE in soil and ground water. The MDE approved the plan for remedial action (the “Plan”) on November 24, 2004. In December 2004, an agreement was entered into with ATC Associates Inc. (“ATC”), pursuant to which ATC will provide certain environmental services to perform the environmental cleanup as described in the Plan. During the first quarter of 2005, ATC began providing environmental services pursuant to the Plan. As of June 30, 2005 and December 31, 2004 the Statement of Net Assets reflects an accrued liability of approximately $362,000 and $500,000, respectively, which represents the Partnership’s best estimate of the obligation regarding the environmental issues mentioned above; however, it is reasonably possible that the loss exposure will be in excess of the amount accrued and may be material to the Partnership.

The General Partners engaged an unrelated third party real estate broker CB Richard Ellis, Inc. on April 7, 2005 to market the property on an exclusive basis for a six month period. The Partnership will seek to obtain from any potential buyer as complete an indemnification as possible for any liability in connection with remediation of the contamination of the property. On August 5, 2005, the Partnership reported on Form 8K that it has concluded its bid process for its sole remaining property, Hampton Park, accepted a bid to sell the property and is commencing the negotiation of definitive documentation. However, there can be no assurance (i) that the sale to the bidder will be consummated or when it will be consummated, (ii) that the property can be sold at the current offered value, or (iii) of the amount of net proceeds that will be available for distribution. There is no way of knowing the amount that will be available for distribution until the Partnership has completed a final audit of its books and records and provided for all remaining outstanding claims and contingencies.

Certain statements and information included in this Form 10-Q constitute forward-looking statements within the meaning of the federal securities laws and regulations. These forward-looking statements are based on current expectations, estimates and projections about future events, including but not limited to, the sale of property. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors which may cause the actual results, net value per unit, performance or achievements of the Partnership to be materially different from any future results, net value per unit, performance, or achievements expressed or implied in such forward-looking statements. These factors include, but are not limited to, the following: whether a transaction with the bidder closes at the bid price, the amount of expenses related to the sale, the reservation of amounts to pay for contingencies and whether the Partnership is able to obtain environmental indemnities. The Partnership disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Although the Partnership believes its current expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Partnership can give no assurance that expectations will be attained or that actual results will not differ materially from those set forth in the forward-looking statements.

The General Partners intend to liquidate the Partnership subject to the Hampton Park property first being sold, and will distribute any remaining funds at such time.

In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of June 30, 2005 for the estimated costs expected to be incurred to liquidate the Partnership. Due to the nature of the Hampton Park environmental issue, the date of liquidation is uncertain. However, as mentioned above, the Partnership has utilized a December 31, 2005 date for purposes of estimating costs through the conclusion of liquidation reflecting the Managing General Partner’s best estimate. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership’s remaining net assets, and may differ from the amounts accrued as of June 30, 2005 and such differences could be material.

Net assets in liquidation increased $39,000 during the six months ended June 30, 2005, but decreased $28,000 during the three months ended June 30, 2005. The increase resulted from income from operations at the Hampton Park property, and to a lesser extent, interest income, offset, in part, by an additional estimated liquidation costs accrual of $98,000 for professional fees recorded during the three months ended June 30, 2005. The decrease from first quarter resulted from the additional accrual of $98,000 discussed above, partially offset by income from operations at the Hampton Park property.

As of June 30, 2005, the Partnership has cash and cash equivalents of $1,918,000, which is sufficient to meet the working capital requirements of the Partnership for the foreseeable future. The future liquidation and dissolution of the Partnership will result in the sale of the Hampton Park property and any other Partnership assets and the distribution to the limited partners of the net sales proceeds and remaining cash, after payment of all expenses and liabilities and provision for claims and contingencies.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2005, the Partnership had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than a standby letter of credit as further discussed in Note D and those that are not likely to have a material current or future effect on the Partnership’s financial position.

The Partnership’s contractual obligations are primarily with service providers such as PBP, ATC, Watson & Taylor Management, Inc., an independent registered public accounting firm, etc. A summary of the Partnership’s significant contractual obligations as of June 30, 2005, follows:

Contractual Obligations
Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Purchase Obligations	$514,000	$514,000	$—	$—	$—

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings—None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—None

Item 3. Defaults Upon Senior Securities—None

Item 4. Submission of Matters to a Vote of Security Holders—None

Item 5. Other Information—None

Item 6. Exhibits

2.01	Consent Statement dated September 17, 1996 (1)

3.01	Amended and Restated Certificate and Agreement of Limited Partnership (2)

3.02	Amendment Number 8 to Amended and Restated Certificate and Agreement of Limited Partnership (3)

4.01	Revised Form of Certificate of Limited Partnership Interest (4)

10.01	Management Agreement (2)

10.02	Property Management Agreement dated as of November 1, 1988 by and between the Registrant and Public Storage Commercial Properties Group, Inc. (4)

10.03	Property Management Agreement dated as of November 1, 1988 by and between the Registrant and Public Storage Management, Inc. (4)

10.04	Agreement Relating to General Partner Interests (2)

10.05	Management Agreement dated March 1, 1998 by and between the Registrant and Watson & Taylor Management, Inc., a Texas corporation (5)

10.06	Agreement to perform certain environmental services for the Response Action Plan dated December 17, 2004 by and between an affiliate of the Managing General Partner and ATC Associates Inc. (6)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

(1)	Filed on the Registrant’s Proxy Statement on Schedule 14A and incorporated herein by reference.

(2)	Filed as an exhibit to Registration Statement on Form S-11 (No. 2-88785) and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Form 10-Q for the quarter ended March 31, 1990 and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential-Bache/Watson & Taylor, Ltd.-2

By:	Prudential-Bache Properties, Inc. A Delaware corporation Managing General Partner

	By: /s/ Warren S. Hoffman	Date: August 12, 2005
Warren S. Hoffman Chief Financial Officer and Vice President