Form 10-Q
period 2005-09-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 2005-11-14
CIK 737296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                           to

Commission file number 0-13518

PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization) 751 Broad Street, Second Floor, Newark, NJ (Address of principal executive offices)	75-1933081 (I.R.S. Employer Identification No.) 07102 (Zip Code)

Registrant’s telephone number, including area code (973) 802-6000

N/A

Former name, former address and former fiscal year, if changed since last report.

Indicate by check ✓ whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ✓  No

Indicate by check ✓ whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes     No ✓

Indicate by check ✓ whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes     No ✓

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2

(a limited partnership)

STATEMENTS OF NET ASSETS

(in process of liquidation)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Property held for sale	$2,018,521	$2,018,521
Cash and cash equivalents ($60,000 and $0 provided as collateral at September 30, 2005 and December 31, 2004, respectively)	1,859,727	1,946,498
Other assets	258,917	271,852

Total assets	4,137,165	4,236,871

LIABILITIES
Estimated liquidation costs	517,542	465,308
Estimated remediation costs	338,247	500,000

Total liabilities	855,789	965,308

COMMITMENTS AND CONTINGENCIES	—	—
Net assets available to limited and general partners	$3,281,376	$3,271,563

Limited and equivalent partnership units issued and outstanding	51,818	51,818

Net asset value per limited and equivalent participating units	$63.64	$63.45

STATEMENT OF CHANGES IN NET ASSETS

(in process of liquidation)

(Unaudited)

	LIMITED PARTNERS	GENERAL PARTNERS	TOTAL
Net assets—December 31, 2004	$3,271,563	$—	$3,271,563
Net income from liquidating activities	9,813	—	9,813

Net assets—September 30, 2005	$3,281,376	$—	$3,281,376

The accompanying notes are an integral part of these statements.

PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2

(a limited partnership)

NOTES TO FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

A. General

These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (“Managing General Partner”) (“PBP”), the statements of net assets as of September 30, 2005 and December 31, 2004 contain all adjustments necessary to state fairly such information in accordance with the liquidation basis of accounting. Prudential-Bache/Watson & Taylor, Ltd.-2 (the “Partnership”) first adopted the liquidation basis of accounting as of October 1, 1996. Accordingly, the net assets of the Partnership are stated at liquidation value, i.e., the assets have been valued at their estimated fair values, net of selling expenses, and the liabilities include estimated amounts to be incurred through the date of liquidation of the Partnership, which is in conformity with accounting principles generally accepted in the United States. Due to the nature of the Hampton Park environmental issue (see further discussion below), the date of liquidation is uncertain; however, the Partnership has utilized a hypothetical December 31, 2005 date for purposes of estimating costs through the conclusion of liquidation. The actual remaining net proceeds from liquidation will depend upon a variety of factors and are likely to differ from the estimated amounts reflected in the accompanying financial statements.

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

On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. MACTEC, at the request of the Partnership, submitted an application to enter the site into MDE’s Voluntary Cleanup Program (“VCP”) during March 2001. During a meeting on May 16, 2001 between the Partnership, MACTEC and MDE, to discuss MDE’s comments on the Partnership’s application, it was determined that the Partnership would perform a non-invasive Phase I Environmental Site Assessment Update (“Phase I Activities”) and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures (“Phase II Activities”) with the anticipation of entering the site into the VCP. During the first quarter of 2002, MDE notified the Partnership that Phase I

Activities were satisfactorily completed. Additionally, MACTEC completed the fieldwork for Phase II activities (under a work plan that MDE reviewed) during 2002. The procedures and findings were documented in a Phase II Site Characterization and Risk Assessment Report (the “Report”) that was sent to MDE on February 13, 2003. During April 2003, MDE requested supplemental soil-gas sampling procedures be performed. These procedures were performed and reported to MDE during September 2003. MDE issued a response letter, dated October 24, 2003, in which it formally accepted the site into the VCP and informed the Partnership that some form of remedial action is required to address elevated levels of PCE in soil and ground water. The MDE approved the plan for remedial action (the “Plan”) on November 24, 2004. In December 2004, an agreement was entered into with ATC Associates Inc. (“ATC”), pursuant to which ATC will provide certain environmental services to perform the environmental cleanup as described in the Plan. During the first quarter of 2005, ATC began providing environmental services pursuant to the Plan. As of September 30, 2005 and December 31, 2004 the Statement of Net Assets reflects an accrued liability of approximately $338,000 and $500,000, respectively, which represents the Partnership’s best estimate of the obligation regarding the environmental issues mentioned above; however, it is reasonably possible that the loss exposure will be in excess of the amount accrued and may be material to the Partnership.

The General Partners engaged an unrelated third party real estate broker CB Richard Ellis, Inc. on April 7, 2005, to market the property on an exclusive basis for a six month period. The Partnership will seek to obtain from any potential buyer as complete an indemnification as possible for any liability in connection with remediation of the contamination of the property. On August 5, 2005, the Partnership reported on Form 8-K that it has concluded its bid process for its sole remaining property, Hampton Park, accepted a bid to sell the property and is commencing the negotiation of definitive documentation (See Note F).

Net assets in liquidation increased $10,000 during the nine months ended September 30, 2005 but decreased $29,000 during the three months ended September 30, 2005. The increase resulted from income from operations at the Hampton Park property, and to a lesser extent, interest income, offset, in part, by additional estimated liquidation cost accruals of $187,000 primarily for professional fees recorded during the nine months ended September 30, 2005. The decrease during the third quarter resulted from an additional accrual for professional fees of $89,000 included in the accrual discussed above, partially offset by income from operations at the Hampton Park property.

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

Additionally, Watson & Taylor Management, Inc., an affiliate of the individual General Partners and the Partnership’s property manager, receives 4.5% of the property’s gross revenues (as defined in the management agreement) as a management fee. Such management fees totalled $20,000 and $19,000 for the nine months ended September 30, 2005 and 2004, respectively and totalled $7,000 for the three months ended September 30, 2005 and 2004, respectively.

In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of September 30, 2005 and December 31, 2004 for the estimated costs expected to be incurred to liquidate the Partnership. Included in these estimated liquidation costs are $105,000 and $139,000 as of September 30, 2005 and December 31, 2004, respectively, expected to be payable to the General Partners and their affiliates for reimbursement of certain general and administrative costs as previously discussed during the anticipated remaining liquidation period. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership’s remaining net assets, and may differ from the amounts accrued as of September 30, 2005 and such differences could be material.

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

PSG, an affiliate of PBP, owns 180 limited partnership units at September 30, 2005, for which no such waivers on profit participation are in effect.

E. Commitments and Contingencies

On January 18, 2005, the Partnership had an irrevocable standby letter of credit established in the amount of $60,000 that expires on January 7, 2006, in favor of the MDE in connection with the Plan.

The Partnership’s contractual obligations are primarily with service providers such as PBP, ATC, Watson & Taylor Management, Inc., and an independent registered public accounting firm. The Partnership’s significant contractual obligations total approximately $537,000 as of September 30, 2005 and are due within one year.

F. Subsequent Event

On November 10, 2005, the Partnership reported on Form 8-K that it entered into a Real Estate Purchase and Sale Agreement (the “Sale Agreement”) with Recycland, LLC (the “Buyer”) for the sale of the Partnership’s Hampton Park property. As previously disclosed, the Hampton Park site is the subject of an environmental remediation plan which was approved by the Maryland Department of the Environment (the “Plan”). The Sale Agreement provides that the Buyer will pay approximately $3,200,000 to the Partnership, which takes into account anticipated offsets under the Sale Agreement for the cost of a pollution legal liability insurance policy covering certain environmental liabilities (the “Environmental Insurance Policy”) and the cost of a “fixed price to closure” contract with Gannett Fleming Project Development Corporation and EMG Corporation (the “EMG Agreement”) to complete the environmental remediation work commenced by ATC Associates Inc. through and including the issuance of a Certificate of Completion by the Maryland Department of the Environment. The Sale Agreement provides that Buyer will continue the remediation work and indemnify the Partnership for certain environmental liabilities and performance obligations. The Partnership may have environmental liabilities which are not covered by the Environmental Insurance Policy, the EMG Agreement or the indemnification of the Buyer. The Buyer has an opportunity to conduct due diligence and may terminate the agreement for any reason until one business day before closing. Other conditions to closing include, but are not limited to, obtaining the Environmental Insurance Policy on terms acceptable to the Partnership and Buyer, finalizing the EMG

Agreement and the assignment of certain leases, permits and service contracts. Due to these and other closing conditions and the termination provisions in the Sale Agreement, there can be no assurance (i) that the sale to the Buyer will be consummated or when it will be consummated, or (ii) of the amount of net proceeds that will be available for distribution. There is no way of knowing the amount that will be available for distribution until the Partnership has completed a final audit of its books and records and provided for all remaining outstanding claims and contingencies.

PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2

(a limited partnership)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Certain statements and information included in this Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about future events, including but not limited to, the sale of property, environmental liabilities, costs and timing of the Partnership’s liquidation and dissolution, and/or statements containing words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “target(s),” “project(s),” “will,” “believe(s),” “may,” “would,” “seek(s),” “estimate(s)” and similar expressions. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors which may cause the actual results, net asset value per unit, performance or achievements of the Partnership to be materially different from any future results, net asset value per unit, performance, or achievements expressed or implied in such forward-looking statements. These factors include, but are not limited to, the following: whether the Sale Agreement with the Buyer is consummated, the amount of expenses related to the sale and the reservation of amounts to pay for contingencies, the costs of liquidation and dissolution of the Partnership, and the costs surrounding environmental liabilities. Factors that could adversely affect our operations and prospects or which could cause actual results to differ materially from the Partnership’s expectations include, but are not limited to: changes in local and national real estate market conditions and general economic conditions, including changes in the structure of pending transactions, changes in interest rates and financial and capital markets; legislative or regulatory changes, changes in generally accepted accounting principles, policies and guidelines and/or their application to us, and such other risk factors as may be discussed in our latest Annual Report on Form 10-K and other reports on file or subsequently filed with the Securities Exchange Commission. The Partnership disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Although the Partnership believes its current expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Partnership can give no assurance that expectations will be attained or that actual results will not differ materially from those set forth in the forward-looking statements.

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

Date of Liquidation

The Partnership has used a hypothetical liquidation date of December 31, 2005 for purposes of estimating costs through the conclusion of liquidation. Due to the nature of the environmental issue, the date of liquidation is uncertain and a change to that assumption date could materially impact the financial statements and disclosures.

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

On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. MACTEC, at the request of the Partnership, submitted an application to enter the site into MDE’s Voluntary Cleanup Program (“VCP”) during March 2001. During a meeting on May 16, 2001 between the Partnership, MACTEC and MDE, to discuss MDE’s comments on the Partnership’s application, it was determined that the Partnership would perform a non-invasive Phase I Environmental Site Assessment Update (“Phase I Activities”) and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures (“Phase II Activities”) with the anticipation of entering the site into the VCP. During the first quarter of 2002, MDE notified the Partnership that Phase I Activities were satisfactorily completed. Additionally, MACTEC completed the fieldwork for Phase II activities (under a work plan that MDE reviewed) during 2002. The procedures and findings were documented in a Phase II Site Characterization and Risk Assessment Report (the “Report”) that was sent to MDE on February 13, 2003. During April 2003, MDE requested supplemental soil-gas sampling procedures be performed. These procedures were performed and reported to MDE during September 2003. MDE issued a response letter, dated October 24, 2003, in which it formally accepted the site into the VCP and informed the Partnership that some form of remedial action is required to address elevated levels of PCE in soil and ground water. The MDE approved the plan for remedial action (the “Plan”) on November 24, 2004. In December 2004, an agreement was entered into with ATC Associates Inc. (“ATC”), pursuant to which ATC will provide certain environmental services to perform the environmental cleanup as described in the Plan. During the first quarter of 2005, ATC began providing environmental services pursuant to the Plan. As of September 30, 2005 and December 31, 2004 the Statement of Net Assets reflects an accrued liability of approximately $338,000 and $500,000, respectively, which represents the Partnership’s best estimate of the obligation regarding the environmental issues mentioned above; however, it is reasonably possible that the loss exposure will be in excess of the amount accrued and may be material to the Partnership.

The General Partners engaged an unrelated third party real estate broker CB Richard Ellis, Inc. on April 7, 2005 to market the property on an exclusive basis for a six month period. The Partnership will seek to obtain from any potential buyer as complete an indemnification as possible for any liability in connection with remediation of the contamination of the property. On August 5, 2005, the Partnership reported on Form 8-K that it has concluded its bid process for its sole remaining property, Hampton Park, accepted a bid to sell the property and is commencing the negotiation of definitive documentation. Additionally, on November 10, 2005, the Partnership reported on Form 8-K that it entered into a Real Estate Purchase and Sale Agreement (the “Sale Agreement”) with Recycland, LLC (the “Buyer”) for the sale of the Partnership’s Hampton Park property. As previously disclosed, the Hampton Park site is the subject of an environmental remediation plan which was approved by the Maryland Department of the Environment (the “Plan”). The Sale Agreement provides that the Buyer will pay approximately $3,200,000 to the Partnership, which takes into account anticipated offsets under the Sale Agreement for the cost of a pollution legal liability insurance policy covering certain environmental liabilities (the “Environmental Insurance Policy”) and the cost of a “fixed price to closure” contract with Gannett Fleming Project Development Corporation and EMG Corporation (the “EMG Agreement”) to complete the environmental remediation work commenced by ATC Associates, Inc. through and including the issuance of a

Certificate of Completion by the Maryland Department of the Environment. The Sale Agreement provides that Buyer will continue the remediation work and indemnify the Partnership for certain environmental liabilities and performance obligations. The Partnership may have environmental liabilities which are not covered by the Environmental Insurance Policy, the EMG Agreement or the indemnification of the Buyer. The Buyer has an opportunity to conduct due diligence and may terminate the agreement for any reason until one business day before closing. Other conditions to closing include, but are not limited to, obtaining the Environmental Insurance Policy on terms acceptable to the Partnership and Buyer, finalizing the EMG Agreement and the assignment of certain leases, permits and service contracts. Due to these and other closing conditions and the termination provisions in the Sale Agreement, there can be no assurance (i) that the sale to the Buyer will be consummated or when it will be consummated, or (ii) of the amount of net proceeds that will be available for distribution. There is no way of knowing the amount that will be available for distribution until the Partnership has completed a final audit of its books and records and provided for all remaining outstanding claims and contingencies.

In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of September 30, 2005 for the estimated costs expected to be incurred to liquidate the Partnership. Due to the nature of the Hampton Park environmental issue, the date of liquidation is uncertain. However, as mentioned above, the Partnership has utilized a hypothetical December 31, 2005 date for purposes of estimating costs through the conclusion of liquidation. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership’s remaining net assets, and may differ from the amounts accrued as of September 30, 2005 and such differences could be material.

Net assets in liquidation increased $10,000 during the nine months ended September 30, 2005, but decreased $29,000 during the three months ended September 30, 2005. The increase resulted from income from operations at the Hampton Park property, and to a lesser extent, interest income, offset, in part, by additional estimated liquidation cost accruals of $187,000 primarily for professional fees recorded during the nine months ended September 30, 2005. The decrease during the third quarter resulted from an additional accrual of $89,000 included in the accrual for professional fees discussed above, partially offset by income from operations at the Hampton Park property.

As of September 30, 2005, the Partnership has cash and cash equivalents of $1,860,000, which is sufficient to meet the working capital requirements of the Partnership for the foreseeable future. The future liquidation and dissolution of the Partnership will result in the sale of the Hampton Park property and any other Partnership assets and the distribution to the limited partners of the net sales proceeds and remaining cash, after payment of all expenses and liabilities and provision for claims and contingencies.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2005, the Partnership had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than a standby letter of credit, as further discussed in Note E to the Financial Statements and those that are not likely to have a material current or future effect on the Partnership’s financial position.

The Partnership’s contractual obligations are primarily with service providers such as PBP, ATC, Watson & Taylor Management, Inc., and an independent registered public accounting firm. A summary of the Partnership’s significant contractual obligations as of September 30, 2005, follows:

	Contractual Obligations
	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase Obligations	$537,000	$537,000	$—	$—	$—

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings—None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—None

Item 3. Defaults Upon Senior Securities—None

Item 4. Submission of Matters to a Vote of Security Holders—None

Item 5. Other Information—None

Item 6. Exhibits

10.07	Real Estate Purchase and Sale Agreement dated November 4, 2005 by and between the Registrant and Recycland, LLC (filed herewith)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential-Bache/Watson & Taylor, Ltd.-2

By:	Prudential-Bache Properties, Inc. A Delaware corporation Managing General Partner

	By: /s/ Warren S. Hoffman	Date: November 14, 2005
Warren S. Hoffman Chief Financial Officer and Vice President