Form 10-K
period 2005-12-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 2006-03-31
CIK 737296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                     to

Commission file number 0-13518

PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2

(Exact name of registrant as specified in its charter)

Texas	75-1933081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

751 Broad Street, Second Floor, Newark, NJ	07102-3714
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 973-802-6000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes        No Ö

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes        No Ö

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  Ö  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act of 1934

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)   Yes        No Ö

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the estimated net asset value of the Registrant held by non-affiliates is $3,041,064. A significant secondary market for the Units has not developed, and is not expected that one will develop in the future.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Annual Report to Limited Partners for the year ended December 31, 2005 is incorporated by reference into Part II of this Annual Report on Form 10-K.

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

In accordance with a consent statement dated September 17, 1996, the limited partners approved, during October 1996, the proposed sale to Public Storage, Inc. (“Public”) of all eight mini-warehouse facilities owned by the Registrant and the liquidation and dissolution of the Registrant.

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

On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. MACTEC, at the request of the Registrant, submitted an application to enter the site into MDE’s Voluntary Cleanup Program (“VCP”) during March 2001. During a meeting on May 16, 2001 between the Registrant, MACTEC and MDE, to discuss MDE’s comments on the Registrant’s application, it was determined that the Registrant would perform a non-invasive Phase I Environmental Site Assessment Update (“Phase I Activities”) and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures (“Phase II Activities”) with the anticipation of entering the site into the VCP. During the first quarter of 2002, MDE notified the Registrant that Phase I Activities were satisfactorily completed. Additionally, MACTEC completed the fieldwork for Phase II activities (under a work plan that MDE reviewed) during 2002. The procedures and findings were documented in a Phase II Site Characterization and Risk Assessment Report (the “Report”) that was sent to MDE on February 13, 2003. During April 2003, MDE requested supplemental soil-gas sampling procedures be performed. These procedures were performed and reported to MDE during September 2003. MDE issued a response letter, dated October 24, 2003, in which it formally accepted the site into the VCP and informed the Registrant that some form of remedial action is required to address elevated levels of PCE in the soil and groundwater. The MDE approved the plan for remedial action (the “Plan”) on November 24, 2004. In December 2004, an agreement was entered into with ATC Associates Inc. (“ATC”), pursuant to which ATC will provide certain environmental services to perform the environmental cleanup effort as described in the Plan. As of December 31, 2005, the Statement of Net Assets in process of liquidation included in the Registrant’s annual report to the limited partners for the year ended December 31, 2005 (“Registrant’s Annual Report”) reflects an accrued liability of $314,000 which represents the Registrant’s best estimate of the obligation regarding the environmental issues mentioned above; however, it is reasonably possible that the loss exposure will be in excess of the amount accrued, and may be material to the Registrant.

On January 18, 2005, the Registrant had an irrevocable standby letter of credit established in the amount of $60,000 that expired on January 7, 2006, in favor of the MDE in connection with the Plan. The letter of credit has been extended through January 7, 2007.

The general partners of the Registrant engaged an unrelated third party real estate broker CB Richard Ellis, Inc. on April 7, 2005, to market the property on an exclusive basis for a six month period. The Registrant will seek to obtain from any potential buyer as complete an indemnification as possible for any liability in connection with remediation of the contamination of the property.

On August 5, 2005, the Registrant reported that it had concluded its bid process for its sole remaining property, Hampton Park, located in Capitol Heights, Maryland, and accepted a bid to sell the property. On November 4, 2005 the Registrant entered into a Real Estate Purchase and Sale Agreement (the “Sale Agreement”) with Recycland, LLC (the “Recycland”).

The Sale Agreement provided that Recycland would pay approximately $3,200,000 to the Registrant, taking into account anticipated offsets under the Sale Agreement for the cost of a pollution legal liability insurance policy covering certain environmental liabilities and the cost of a “fixed price to closure” contract with Gannett Fleming Project Development Corporation and EMG Corporation to complete the environmental remediation work through and including the issuance of a Certificate of Completion by the MDE. The Sale Agreement provided that Recycland would continue the remediation work and indemnify the Registrant for certain environmental liabilities and performance obligations. Pursuant to the Sale Agreement, Recycland had an opportunity to conduct due diligence and to terminate the agreement for any reason until one business day before closing.

On November 15, 2005, Recycland terminated the Sale Agreement in accordance with sections 4.5 and 13.4 of the Sale Agreement.

In light of the termination of the Sale Agreement and other information Prudential-Bache Properties, Inc. (“PBP” or the “Managing General Partner”) has changed its estimated liquidation date of the Registrant from December 31, 2005 to December 31, 2006. As a result, at this time, the Managing General Partner has estimated an increase in future liquidating costs of approximately $475,000 or approximately $9.00 per limited and equivalent participating unit of the Registrant.

The general partners of the Registrant intend to remarket the property in 2006 once additional environmental testing and remediation work is undertaken.

Watson & Taylor Management, Inc., an affiliate of the individual general partners, is responsible for the day-to-day operation of the property, including the supervision of the on-site managers and the establishment of rental policies and rates for new rentals and renewals and directs the marketing activity for the rental of the property.

General Partners and Affiliates

The general partners of the Registrant are PBP, George S. Watson and A. Starke Taylor, III (collectively, the “General Partners”). PBP is the Managing General Partner and is responsible for the day-to-day operations of the Registrant and its investments. PBP is a wholly owned subsidiary of Prudential Securities Group Inc. (“PSG”). For further information, see Notes A and E of the financial statements in the Registrant’s Annual Report which is filed as an exhibit hereto.

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partners and their affiliates pursuant to the Partnership Agreement. For further information, see Note E of the financial statements in the Registrant’s Annual Report which is filed as an exhibit hereto.

Item 1A.  Risk Factors

The following risks should be carefully considered. These risks could materially affect the Registrant’s net assets in process of liquidation, cause the value of the Units to decline materially or cause actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Registrant. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned below.

The liquidation of the Partnership may extend beyond the current estimate of December 31, 2006.

The liquidation date is dependent upon the sale of the one remaining property within the Partnership. There are no assurances on if and when acceptable terms and conditions will be agreed to by a prospective purchaser. Any sale may not be completed in time to complete the liquidation by December 31, 2006.

Liquidation costs may exceed those currently recorded in the financial results of the Partnership.

The costs included in the December 31, 2005 financial report are the best estimates available at that time. Given the condition of the remaining property, if the environmental remediation plan is not completed as scheduled, a buyer is not found, or for any other reason the liquidation timeline exceeds December 31,

2006, the costs related to property management, administration, legal fees and costs and other expenses may exceed current estimates.

Environmental remediation costs may exceed those currently recorded in the financial results of the Partnership.

As the remediation plan progresses, and additional or unknown environmental issues are uncovered, the current plan and timeline and recorded cost estimates may not be sufficient to complete the cleanup or to address additional environmental concerns and liabilities.

Environmental issues with the property may limit the number of potential buyers.

While an approved remediation plan is in place to correct the condition of the property, it may be difficult to find a buyer willing to purchase the property prior to having the remediation plan completed and a certificate issued by the Maryland Department of Environment.

Market conditions, including interest rates, may have a material impact on our ability to sell this property.

The ability to sell this property is dependent on several economic conditions:

•	The real estate market values of comparable properties in the surrounding area have a direct impact on our ability to have an acceptable offer presented.

•	Vacancy rates of surrounding buildings as well as vacant rental units within this property will be a key factor in attracting potential offers.

•	The interest rates associated with a buyer’s financing may directly impact the ability for a potential buyer to obtain funding to purchase the property.

Our operating and financial performance and our financial condition, as well as the value of our real estate asset, are subject to the risks incidental to the ownership and operation of real estate.

Our results of operations and financial condition, and the value of our remaining real estate asset are subject to the risks normally associated with the ownership and operation of real estate properties. These risks include, but are not limited to, the following:

•	bankruptcy, insolvency or credit deterioration of our tenants and our ability to collect rent from our tenants;

•	increases in operating costs, including utilities, real estate taxes, state and local taxes, heightened security costs and costs incurred for periodic renovations and repairs that are necessary;

•	vacancies and unfavorable changes in market rental rates and our ability to rent space on favorable terms; and

•	change in the availability and affordability of insurance (particularly involving environmental concerns) on commercially reasonable terms, in levels of coverage necessary for our real remaining property.

In addition, applicable federal, state and local regulations, zoning and tax laws and potential liability under environmental and other laws may affect real estate values. Further, we must make significant expenditures, including property taxes, maintenance costs, insurance costs and related charges, throughout the period that we own our real property regardless of whether the property is producing any income, or is producing enough income to cover our costs. The risks associated with real estate investments may adversely affect our operating results and financial position, and therefore, may adversely affect the amount of distributions payable to the limited partners of the Partnership. If we are not able to renew leases or enter into new leases on favorable terms or at all as our existing leases expire, our revenue, operating results and cash flows will be reduced.

Future changes in the real estate market could affect the value of our property and business.

The value of our real property and the revenue from related sale may be adversely affected by a number of factors, including:

•	national, regional, and local economic climate;

•	local real estate conditions (such as an oversupply of land or a reduction in demand for real estate in the area);

•	competition from other available property;

•	government regulations and changes in real estate, zoning, land use, environmental or tax laws;

•	interest rate levels and the availability of financing; and

•	potential liabilities under environmental and other laws

There are a number of risks inherent in owning our remaining property.

Factors beyond our control can affect the performance and value of our property. Changes in national, regional, and local economic and market conditions may affect the income of our property and its value. Local real estate market conditions may include excess supply and intense competition for tenants, including competition based on:

•	rental rates;

•	attractiveness and location of the property; and

•	quality of maintenance, insurance, and management services.

In addition, other factors may adversely affect the performance and value of our income property, including changes in laws and governmental regulations, changes in interest rates, and the availability of financing.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire, which could adversely affect our business and our ability to pay distributions to our limited partners.

If we cannot renew leases, we may be unable to re-lease our remaining property at rates equal to or above the current rate. Even if we can renew leases, tenants may be able to negotiate lower rates as a result of market conditions. Any of these factors could adversely impact our financial condition, results of operations, cash flow, and our ability to pay distributions to the limited partners.

Termination of our management arrangement could harm our business.

We are a party to a management services agreement, pursuant to which the day-to-day operations, maintenance, repair and renting of our properties is handled by a management company. Our arrangement is long-term, but may be terminated in accordance with certain notice provisions of our management services agreement. The termination of such agreement could have a material adverse effect on the Partnership’s operations, and could result in loss of revenue or increased operating expenses.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expense

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for entities such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as a new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

The Partnership is currently operating at a loss and may continue to do so, which could reduce our cash flow and funds available for future distributions to the limited partners.

For the twelve month period, ended December 31, 2005, the Partnership experience a loss from operations. Our property is subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. The Partnership may continue to incur losses in future periods, and such losses may materially impact the amounts available for future distributions to the limited partners.

We are subject to environmental regulations and environmental compliance expenditures and liabilities

Our business is subject to many environmental laws and regulations with respect our remaining property. We have incurred and expect to continue to incur expenditures to comply with applicable environmental laws and regulations, and to continue the remediation work on our remaining property. Moreover, some or all of the environmental laws and regulations to which we are subject could become more stringent or more stringently enforced in the future. Our further evaluation of our remaining property and the discovery of currently unknown contamination may given rise to additional material remediation costs. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines and penalties or enforcement actions.

A public market does not exist for our limited partnership Unit, therefore the limited partners may experience difficulty in selling their Units.

Currently there is no public market for our limited partnership Units, so limited partners may not be able to find a buyer for their Units. In addition they may not be able to sell their Units at their desired price. Also, our Amended and Restated Certificate and Agreement of Limited Partnership, as amended, contains certain restrictions on transfers of limited partnership Units, including volume limitations, among others.

Item 2.  Properties

As of December 31, 2005, the Registrant owns the following property:

Property Location	Average Occupancy Rates for the year ended December 31, 2005(1)	Land (in acres)	Rentable Units	Monthly Rental Rates Per Unit as of December 31, 2005
Hampton Park (Capitol Heights, Maryland)		5.87
Mini-warehouse	94.54		129	$42-$285
Commercial	87.65		55	$375-$1,350

			184

(1)	Average occupancy rates are calculated by averaging the monthly occupancies determined by dividing occupied square footage by available square footage as of each month-end.

The General Partners believe the Registrant’s remaining property is adequately insured.

During the three years ended December 31, 2005, 2004 and 2003, the Hampton Park property rental revenues represented approximately 92%, 95% and 94% of the Registrant’s total revenue, respectively.

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Limited Partners

None

PART II

Item 5.  Market for the Registrant’s Units, Related Limited Partner Matters and Issuer Purchases of Equity Securities

As of March 15, 2006, there were 3,218 holders of record owning 51,818 Units, inclusive of 258, 130 and 130 equivalent limited partnership units held by PBP and Messrs. Watson and Taylor, respectively. A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in Section 17.3 of the Amended and Restated Certificate and Agreement of Limited Partnership limiting the ability of a limited partner to transfer Units. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

There were no cash distributions paid to limited partners during 2005, 2004 and 2003.

A distribution of $300 per limited partnership unit was made on December 19, 1996 representing the net proceeds from the sale of seven of the Registrant’s properties, reduced by a contingency reserve and funds required to meet the anticipated current and future operating costs until the liquidation of the Registrant. The Registrant intends to liquidate, subject to the Hampton Park property first being sold (refer to Item 1 for further discussion), and will distribute any remaining funds after payment of and reserves for all expenses and liabilities.

Item 6.  Selected Financial Data

As of October 1, 1996, the Registrant adopted the liquidation basis of accounting in accordance with generally accepted accounting principles and, therefore, there is no reporting of results of operations. Total assets at December 31, 2001, 2002, 2003, 2004 and 2005 were $3,833,466, $4,061,081, $4,155,419, $4,236,871 and $3,941,613 respectively. Additionally, no distributions were made during the five years ended December 31, 2005. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 3 through 9 of the Registrant’s Annual Report which is filed as an exhibit hereto.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information is incorporated by reference to pages 10 through 12 of the Registrant’s Annual Report which is filed as an exhibit hereto.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8.  Financial Statements and Supplementary Data

The financial statements are incorporated by reference to pages 3 through 9 of the Registrant’s Annual Report which is filed as an exhibit hereto. Quarterly financial data pursuant to Item 302 of Regulation S-K is not provided as the Registrant follows the liquidation basis of accounting and has not reported results of operations subsequent to 1996 in accordance with generally accepted accounting principles.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, the Managing General Partner carried out an evaluation, under the supervision and with the participation of the officers of the Managing General Partner, including the Managing General Partner’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based upon that evaluation, the Managing General Partner’s chief executive officer and chief financial officer concluded that the Registrant’s disclosure controls and procedures are effective.

In designing and evaluating the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934 (“Exchange Act”)), the Managing General Partner recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as the Registrant’s are designed to do, and the Managing General Partner necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that the Registrant’s disclosure controls and procedures provide such reasonable assurance.

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

The Registrant filed Form 8-K on December 23, 2005 to report that in light of the termination of the Sale Agreement and other information, the Managing General Partner has changed its estimated liquidation date of the Registrant from December 31, 2005 to December 31, 2006. As a result, at this time the Managing General Partner has estimated an increase in future liquidating costs of approximately $475,000 or approximately $9.00 per limited and equivalent participating unit of the Registrant.

PART III

Item 10.  Directors and Executive Officers of the Registrant

There are no directors or executive officers of the Registrant. The Registrant is managed by the Managing General Partner.

Section 16(a) Beneficial Ownership Reporting Compliance

The Registrant’s General Partners, PBP’s directors and executive officers and any persons holding more than 10% of the Registrant’s Units are required to report their initial ownership of such Units and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such General Partners, executive officers, directors and other persons who own greater than 10% of the Registrant’s Units are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. The filing requirements for Form 3 were not timely satisfied by the directors and executive officers of PBP and the two General Partners but all have since been filed for the last fiscal year. In making these disclosures, the Registrant has relied solely on written representations of the General Partners, PBP’s directors and executive officers or on copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year. The current directors and executive officers of PBP did not hold any securities or make any transfers during the last fiscal year.

Prudential-Bache Properties, Inc., Managing General Partner

The directors and executive officers of PBP and their positions with regard to managing the Registrant are as follows:

Name	Position
Richard F. Welch	Chairman of the Board of Directors, President, and Chief Executive Officer
Warren S. Hoffman	Chief Financial Officer and Vice President
C. Edward Chaplin	Treasurer
Moon Bae Chung	Vice President and Director
Wayne R. Clarke	Vice President and Director

RICHARD F. WELCH, age 47, has been the Chairman of the Board of Directors, President and Chief Executive Officer of PBP since June 6, 2005. He is also a Vice President of Prudential, and serves in various capacities for certain other affiliated companies. Mr. Welch has been responsible for the business management of Prudential Financial Inc.’s (“Prudential”) divested and discontinued products and lines of business since 1999. Mr. Welch joined Prudential in 1983.

WARREN S. HOFFMAN, age 50, was elected Chief Financial Officer and Vice President of PBP on June 6, 2005. He is also a Vice President of Prudential, and serves in various capacities for certain other affiliated companies. Mr. Hoffman has been responsible for the financial reporting of Prudential’s divested and discontinued products and lines of business since 2000. Mr. Hoffman joined Prudential in 1978.

WAYNE R. CLARKE, age 46, has been a Vice President of PBP since June 6, 2005. Mr. Clarke is also a Vice President of Prudential, and has managed the business support functions of its divested and discontinued products and lines of business since April 2005. From July 1998 to April 2005, Mr. Clarke held various Finance and Operations positions with PSG. He also serves in various capacities in certain other affiliated companies. Mr. Clarke joined Prudential in 1989, and is a Certified Public Accountant.

C. EDWARD CHAPLIN, age 49, was elected Treasurer of PBP in March 2004. He is also a Senior Vice President and Treasurer of Prudential. Mr. Chaplin joined Prudential in 1983 and has been the Treasurer since 1995.

MOON BAE CHUNG, age 63, was elected Vice President and Director of PBP in May 2004. He is also a Vice President of Prudential, managing its portfolio of divested and discontinued products and lines of businesses since 1999. He also serves in various capacities of certain other affiliated companies. Mr. Chung joined Prudential in 1996.

Effective June 6, 2005, Richard F. Welch was elected Chairman of the Board of Directors, President and Chief Executive Officer of PBP.

Effective June 6, 2005, Warren S. Hoffman was elected Chief Financial Officer and Vice President of PBP replacing William C. Yip.

Effective May 6, 2005 Brian J. Martin resigned as Chairman of the Board of Directors, President and Chief Executive Officer of PBP.

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

Individual General Partners

GEORGE S. WATSON, age 65, is a financial specialist and a Certified Public Accountant. He has been instrumental in the success of The Community Minority Business Advancement Program sponsored by the University of Texas at Austin College and Graduate Schools of Business. Mr. Watson is a member of the Advisory Council of the University of Texas at Austin Business School and a member of its Chancellor’s Council. Mr. Watson attended the University of Texas at Austin, graduating summa cum laude in 1963 with a BBA in accounting and finance. He received his MBA in accounting and finance from the University of Texas in 1965, graduating first in his class and summa cum laude. He also has received various awards and scholarships and is a member of many fraternal organizations including Phi Kappa Phi, the honorary scholastic society. Mr. Watson has over 25 years of experience in real estate and financial investments.

A. STARKE TAYLOR, III, age 62, holds a bachelor of business administration degree from Southern Methodist University which was awarded in 1966. He is past president of the North Dallas Chamber of Commerce. Mr. Taylor is a member of the boards of the Dallas Theological Seminary and the Northeast Texas Regional Board of Young Life. Mr. Taylor has over 25 years of experience in real estate, insurance and financial investments.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 15, 2006, there were 3,218 holders of record owning 51,818 Units, inclusive of 258,130 and 130 equivalent limited partnership units held by PBP and Messrs. Watson and Taylor, respectively.

As of March 15, 2006, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any interest in the voting securities of the Managing General Partner.

As of March 15, 2006, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any of the limited partnership Units issued by the Registrant.

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

As of March 15, 2006, no limited partner beneficially owns more than 5% of the outstanding Units issued by the Registrant.

Item 13.  Certain Relationships and Related Transactions

The Registrant has and will continue to have certain relationships with the General Partners and their affiliates. However, there have been no direct financial transactions between the Registrant and the individual General Partners or the directors or officers of the Managing General Partner during 2005.

Reference is made to Notes A and E of the financial statements in the Registrant’s Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

Item 14.  Principal Accountant Fees and Services

Audit Fees and All Other Fees

Audit Fees

Fees for audit services totalled approximately $62,000 and $45,000 in 2005 and 2004 respectively, including fees associated with the annual audit and the reviews of the Registrant’s quarterly reports on Form 10-Q.

Tax

Fees for tax services, including tax compliance, tax advice and printing and mailing of limited partners tax information totalled approximately $33,000 and $29,000 in 2005 and 2004 respectively.

The Board of Directors of PBP, the Managing General Partner of Registrant, approved the appointment of the independent registered public accounting firm and its fees, for 2005. The independent registered public accounting firm has full access to the senior management of PBP.

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
	Report of Independent Registered Public Accounting Firms	3
Financial Statements:
	Statements of Net Assets—December 31, 2005 and 2004	5
	Statements of Changes in Net Assets—Years ended December 31, 2005, 2004 and 2003	5
	Notes to Financial Statements	6
2.	Financial Statement Schedules and Consent of Independent Registered Public Accounting Firm
Consent of Independent Registered Public Accounting Firm
Schedules:
III—Real Estate and Accumulated Depreciation at December 31, 2005
Notes to Schedule III—Real Estate and Accumulated Depreciation
All other schedules have been omitted because they are not applicable or the required information is included in the financial statements and the notes thereto.
3.	Exhibits
Description:
2.01	Consent Statement dated September 17, 1996 (1)
3.01	Amended and Restated Certificate and Agreement of Limited Partnership (2)
3.02	Amendment Number 8 to Amended and Restated Certificate and
Agreement of Limited Partnership (3)
4.01	Revised Form of Certificate of Limited Partnership Interest (4)
10.04	Agreement Relating to General Partner Interests (2)
10.05	Management Agreement dated March 1, 1998 by and between the Registrant and Watson & Taylor Management, Inc., a Texas corporation (5)
10.06	Agreement to perform certain environmental services for the Response Action Plan dated December 17, 2004 by and between an affiliate of the Managing General Partner and ATC Associates Inc. (6)
10.07	Real Estate Purchase and Sale Agreement dated November 4, 2005 by and between the Registrant and Recycland, LLC (7)
10.08	Termination Notice dated November 15, 2005 by Recycland, LLC (filed herewith)
13.01	Registrant’s Annual Report to Limited Partners for the year ended December 31, 2005 (with the exception of the information and data incorporated by reference in Items 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant’s Annual Report is to be deemed filed as part of this report)

23.1	Consent of Ernst & Young LLP dated March 28, 2006 (filed herewith)
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

(1)	Filed on the Registrant’s Proxy Statement on Schedule 14A and incorporated herein by reference.

(2)	Filed as an exhibit to Registration Statement on Form S-11 (No. 2-88785) and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Form 10-Q for the quarter ended March 31, 1990 and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2

(a limited partnership)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

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

December 31, 2005

NOTE A—There are no mortgages, deeds of trust or similar encumbrances against the remaining property.

NOTE B—Initial cost represents the initial purchase price of the property including acquisition fees.

NOTE C—RECONCILIATION SUMMARY OF TRANSACTIONS—REAL ESTATE

	Year ended December 31,
	2005	2004	2003
Balance at beginning of year	$2,018,521	$2,018,521	$2,018,521
Additions during the year	—	—	—

Balance at close of year	$2,018,521	$2,018,521	$2,018,521

The aggregate cost of land, buildings and improvements, and furniture and fixtures, net of depreciation, for Federal income tax purposes as of December 31, 2005 was $1,747,204.

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

Prudential-Bache/Watson & Taylor, Ltd.-2

By:	Prudential-Bache Properties, Inc., A Delaware corporation, Managing General Partner

	By: /s/ Warren S. Hoffman	Date: March 31, 2006
Warren S. Hoffman Chief Financial Officer and Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: /s/ Richard F. Welch	Date: March 31, 2006
Richard F. Welch Director of Prudential-Bache Properties, Inc.

By: /s/ Wayne R. Clarke	Date: March 31, 2006
Wayne R. Clarke Director of Prudential-Bache Properties, Inc.