Form 10-Q
period 2006-03-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 2006-05-15
CIK 737296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                               to

Commission file number 0-13518

PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2

(Exact name of registrant as specified in its charter)

Texas	75-1933081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

751 Broad Street 2nd Floor, Newark, NJ	07102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (973) 802-6000

N/A

Former name, former address and former fiscal year, if changed since last report.

Indicate by check ✓ whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ✓ Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer ✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes    No ✓

SEC1296 (12-05) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid

OMB control number.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2

(a limited partnership)

STATEMENTS OF NET ASSETS

(in process of liquidation)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Property held for sale	$2,018,521	$2,018,521
Cash and cash equivalents ($60,000 provided as collateral at March 31, 2006 and December 31, 2005)	1,531,870	1,608,754
Other assets	285,658	314,338

Total assets	3,836,049	3,941,613

LIABILITIES
Estimated liquidation costs	629,512	731,649
Estimated remediation costs	258,100	313,865

Total liabilities	887,612	1,045,514

COMMITMENTS AND CONTINGENCIES
Net assets available to limited and general partners	$2,948,437	$2,896,099

Limited and equivalent partnership units issued and outstanding	51,818	51,818

Net asset value per limited and equivalent units	$57.18	$56.17

STATEMENT OF CHANGES IN NET ASSETS

(in process of liquidation)

(Unaudited)

	LIMITED PARTNERS	GENERAL PARTNERS	TOTAL
Net assets—December 31, 2005	$2,896,099	$—	$2,896,099
Net income from liquidating activities	52,338	—	52,338

Net assets—March 31, 2006	$2,948,437	$—	$2,948,437

The accompanying notes are an integral part of these statements.

PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2

(a limited partnership)

NOTES TO FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

A. General

These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (the “Managing General Partner” or “PBP”), the statements of net assets as of March 31, 2006 and December 31, 2005 contain all adjustments necessary to state fairly such information in accordance with the liquidation basis of accounting. Prudential-Bache/Watson & Taylor, Ltd.-2 (the “Partnership”) first adopted the liquidation basis of accounting as of October 1, 1996. Accordingly, the net assets of the Partnership are stated at liquidation value, i.e., the assets have been valued at their estimated fair values, net of selling expenses, and the liabilities include estimated amounts to be incurred through the date of liquidation of the Partnership, which is in conformity with accounting principles generally accepted in the United States. Due to the nature of the Hampton Park environmental issue (see further discussion below), the date of liquidation is uncertain; however, the Partnership has utilized a December 31, 2006 date for purposes of estimating costs through the conclusion of liquidation reflecting the Managing General Partner’s best estimate. The actual remaining net proceeds from liquidation will depend upon a variety of factors and are likely to differ from the estimated amounts reflected in the accompanying financial statements.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

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

Seven of the eight properties were sold to Public during December 1996. The Partnership continues to own the Hampton Park property located in Capitol Heights, Maryland as it was not sold to Public after Phase I and Phase II Environmental Site Assessments performed during 1996 by MACTEC Engineering and Consulting, Inc. (“MACTEC”) which identified detectable levels of tetrachloroethene (“PCE”) in the soil and ground water samples collected at the site. MACTEC, at the Partnership’s request, reported the PCE release to the Maryland Department of the Environment (“MDE”).

On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. MACTEC, at the request of the Partnership, submitted an application to enter the site into MDE’s Voluntary Cleanup Program (“VCP”) during March 2001. During a meeting on May 16, 2001 between the Partnership, MACTEC and MDE, to discuss MDE’s comments on the Partnership’s application, it was determined that the Partnership would perform a non-invasive Phase I Environmental Site Assessment Update (“Phase I Activities”) and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures (“Phase II Activities”) with the anticipation of entering the site into the VCP. During the first quarter of 2002, MDE notified the Partnership that Phase I

Activities were satisfactorily completed. Additionally, MACTEC completed the fieldwork for Phase II activities (under a work plan that MDE reviewed) during 2002. The procedures and findings were documented in a Phase II Site Characterization and Risk Assessment Report (the “Report”) that was sent to MDE on February 13, 2003. During April 2003, MDE requested supplemental soil-gas sampling procedures be performed. These procedures were performed and reported to MDE during September 2003. MDE issued a response letter, dated October 24, 2003, in which it formally accepted the site into the VCP and informed the Partnership that some form of remedial action is required to address elevated levels of PCE in soil and ground water. The MDE approved the plan for remedial action (the “Plan”) on November 24, 2004. In December 2004, an agreement was entered into with ATC Associates Inc. (“ATC”), pursuant to which ATC will provide certain environmental services to perform the environmental cleanup as described in the Plan. During the first quarter of 2005, ATC began providing environmental services pursuant to the Plan. Currently, the Partnership is working with ATC to prepare an addendum to the Plan that is currently in place. The purpose of this addendum is to propose to the MDE several feasible and effective options for completing site remediation and obtaining a Certificate of Completion. The Managing General Partner is not presently able to determine whether, or to what extent, the presently estimated cost of the remediation will change upon the addendum implementation. The Statement of Net Assets in process of liquidation reflects an accrued liability of $258,000 and $314,000, as of March 31, 2006 and December 31, 2005 respectively, which represents the Partnership’s best estimate of the obligation regarding the environmental issues mentioned above; however, it is reasonably possible that the loss exposure will be in excess of the amount accrued and may be material to the Partnership.

In 2005, the General Partners reported that the Partnership had placed its sole remaining property, Hampton Park, located in Capitol Heights, Maryland, on the market for sale. A Purchase and Sale agreement was entered into and subsequently terminated. In light of the termination of the agreement, during 2005 the managing partner had changed its estimated liquidation date to December 31, 2006.

The General Partners intend to remarket the property in 2006 once additional testing and remediation work as well as certain capital improvements are completed. The General Partners plan to liquidate the Partnership once the remaining property is sold and to distribute any remaining funds after payment of and reserves for all expenses and liabilities.

Net assets in process of liquidation increased $52,000 during the three months ended March 31, 2006. The increase resulted primarily from income from operations at the Hampton Park property.

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

Additionally, Watson & Taylor Management, Inc., an affiliate of the individual General Partners and the Partnership’s property manager, receives 4.5% of the property’s gross revenues (as defined in the management agreement) as a management fee. Such management fees totaled $11,000 and $7,000 for the three months ended March 31, 2006 and 2005, respectively.

In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of March 31, 2006 and December 31, 2005 for the estimated costs expected to be incurred to liquidate the Partnership. Included in these estimated liquidation costs is $76,000 and $112,000 as of March 31, 2006 and December 31,

2005, respectively, expected to be payable to the General Partners and their affiliates during the anticipated remaining liquidation period. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership’s remaining net assets, and may differ from the amounts accrued as of March 31, 2006 and such differences could be material.

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

PSG, an affiliate of PBP, owns 180 limited partnership units at March 31, 2006, for which no such waivers on profit participation are in effect.

D. Commitments and Contingencies

On January 18, 2005, the Partnership had an irrevocable standby letter of credit established in the amount of $60,000 that expired on January 7, 2006, in favor of the MDE in connection with the Plan. The letter of credit has been extended through January 7, 2007.

E. Subsequent Event

In April 2006, the Managing General Partner authorized capital improvements presented by the managing agent totaling approximately $100,000. These improvements are already reflected in the value of the property. Other capital improvements may be contemplated.

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

Date of Liquidation

In light of the termination of the Purchase and Sale Agreement in 2005 and other information, the managing general partner has changed its estimated liquidation date of the Partnership from December 31, 2005 to December 31, 2006 during 2005, reflecting the Managing General Partner’s best estimate. Due to the nature of the environmental issue, the date of liquidation is uncertain and a change to that assumption date could materially impact the financial statements and disclosures.

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

Seven of the eight properties were sold to Public during December 1996. The Partnership continues to own the Hampton Park property located in Capitol Heights, Maryland as it was not sold to Public after Phase I and Phase II Environmental Site Assessments performed during 1996 by MACTEC Engineering and Consulting, Inc. (“MACTEC”) which identified detectable levels of tetrachloroethene (“PCE”) in the soil and ground water samples collected at the site. MACTEC, at the Partnership’s request, reported the PCE release to the Maryland Department of the Environment (“MDE”).

On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. MACTEC, at the request of the Partnership, submitted an application to enter the site into MDE’s Voluntary Cleanup Program (“VCP”) during March 2001. During a meeting on May 16, 2001 between the Partnership, MACTEC and MDE, to discuss MDE’s comments on the Partnership’s application, it was determined that the Partnership would perform a non-invasive Phase I Environmental Site Assessment Update (“Phase I Activities”) and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures (“Phase II Activities”) with the anticipation of entering the site into the VCP. During the first quarter of 2002, MDE notified the Partnership that Phase I Activities were satisfactorily completed. Additionally, MACTEC completed the fieldwork for Phase II activities (under a work plan that MDE reviewed) during 2002. The procedures and findings were documented in a Phase II Site Characterization and Risk Assessment Report (the “Report”) that was sent to MDE on February 13, 2003. During April 2003, MDE requested supplemental soil-gas sampling procedures be performed. These procedures were performed and reported to MDE during September 2003. MDE issued a response letter, dated October 24, 2003, in which it formally accepted the site into the VCP and informed the Partnership that some form of remedial action is required to address elevated levels of PCE in soil and ground water. The MDE approved the plan for remedial action (the “Plan”) on November 24, 2004. In December 2004, an agreement was entered into with ATC Associates Inc. (“ATC”), pursuant to which ATC will provide certain environmental services to perform the environmental cleanup as described in the Plan. During the first quarter of 2005, ATC began providing environmental services pursuant to the Plan. Currently, the Partnership is working with ATC to prepare an addendum to the Plan that is currently in place. The purpose of this addendum is to propose to the MDE several feasible and effective options for completing site remediation and obtaining a Certificate of Completion. The Managing General Partner is not presently able to determine whether, or to what extent, the presently estimated cost of the remediation will change upon the addendum implementation. The Statement of Net Assets in process of liquidation reflects an accrued liability of $258,000 and $314,000, as of March 31, 2006 and December 31, 2005 respectively, which represents the Partnership’s best estimate of the obligation regarding the environmental issues mentioned above; however, it is reasonably possible that the loss exposure will be in excess of the amount accrued and may be material to the Partnership.

In 2005, the General Partners reported that the partnership had placed its sole remaining property, Hampton Park, located in Capitol Heights, Maryland, on the market for sale. A Purchase and Sale agreement was entered into and subsequently terminated. In light of the termination of the agreement, during 2005 the managing partner had changed its estimated liquidation date to December 31, 2006.

The General Partners intend to remarket the property in 2006 once additional testing and remediation work as well as certain capital improvements are completed. The General Partners plan to liquidate the Partnership once the remaining property is sold and to distribute any remaining funds after payment of and reserves for all expenses and liabilities.

Net assets in liquidation increased $52,000 during the three months ended March 31, 2006. The increase resulted primarily from income from operations at the Hampton Park property.

As of March 31, 2006, the Partnership has cash and cash equivalents of $1,532,000, which is sufficient to meet the working capital requirements of the Partnership for the foreseeable future. The future liquidation and dissolution of the Partnership will result in the sale of the Hampton Park property and any other Partnership assets and the distribution to the limited partner in accordance with the partnership agreement provisions, after payment of all expenses and liabilities, of the net sales proceeds and remaining cash.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2006, the Partnership had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than a standby letter of credit as further discussed in Note D and those that are not likely to have a material current or future effect on the Partnership’s financial position.

The Partnership’s contractual obligations are primarily with service providers such as PBP, ATC, Watson & Taylor Management, Inc., and a registered public accounting firm. A summary of the Partnership’s significant contractual obligations as of March 31, 2006 is as follows:

Contractual Obligations
Payments due by period
Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
$395,000	$395,000	$—	$—	$—

Results of Operations

As a result of the Partnership adopting the liquidation basis of accounting in accordance with generally accepted accounting principles as of October 1, 1996, and thus not reporting results of operations thereafter, there is no management discussion comparing the results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings—None

Item 1A. Risk Factors—There have been no material changes relating to the risk factors that were previously provided in the Company’s Form 10-K for the period ended December 31, 2005.

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

Prudential-Bache/Watson & Taylor, Ltd.-2

By:	Prudential-Bache Properties, Inc. A Delaware corporation Managing General Partner

	By: /s/ Warren S. Hoffman	Date: May 15, 2006
Warren S. Hoffman Chief Financial Officer and Vice President