Form 10-Q
period 2006-06-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 2006-08-14
CIK 737296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(a limited partnership)

STATEMENTS OF NET ASSETS

(in process of liquidation)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Property held for sale	$2,018,521	$2,018,521
Cash and cash equivalents ($60,000 provided as collateral at June 30, 2006 and December 31, 2005)	1,467,493	1,608,754
Other assets	273,876	314,338

Total assets	3,759,890	3,941,613

LIABILITIES
Estimated liquidation costs	870,969	731,649
Estimated remediation costs	256,922	313,865

Total liabilities	1,127,891	1,045,514

COMMITMENTS AND CONTINGENCIES
Net assets available to limited and general partners	$2,631,999	$2,896,099

Limited and equivalent partnership units issued and outstanding	51,818	51,818

Net asset value per limited and equivalent units	$51.05	$56.17

STATEMENT OF CHANGES IN NET ASSETS

(in process of liquidation)

(Unaudited)

	LIMITED PARTNERS	GENERAL PARTNERS	TOTAL
Net assets—December 31, 2005	$2,896,099	$—	$2,896,099
Net loss from liquidating activities	(264,100)		(264,100)

Net assets—June 30, 2006	$2,631,999	$—	$2,631,999

The accompanying notes are an integral part of these statements.

PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2

(a limited partnership)

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

A. General

These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (the “Managing General Partner” or “PBP”), the statements of net assets as of June 30, 2006 and December 31, 2005 contain all adjustments necessary to state fairly such information in accordance with the liquidation basis of accounting. Prudential-Bache/Watson & Taylor, Ltd.-2 (the “Partnership”) first adopted the liquidation basis of accounting as of October 1, 1996. Accordingly, the net assets of the Partnership are stated at liquidation value, i.e., the assets have been valued at their estimated fair values, net of selling expenses, and the liabilities include estimated amounts to be incurred through the date of liquidation of the Partnership, which is in conformity with accounting principles generally accepted in the United States. Due to the nature of the Hampton Park environmental issue (see further discussion below), the date of liquidation is uncertain; however, the Partnership has utilized a December 31, 2007 date for purposes of estimating costs through the conclusion of liquidation reflecting the Managing General Partner’s best estimate. The actual remaining net proceeds from liquidation will depend upon a variety of factors and are likely to differ from the estimated amounts reflected in the accompanying financial statements.

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

On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. MACTEC, at the request of the Partnership, submitted an application to enter the site into MDE’s Voluntary Cleanup Program (“VCP”) during March 2001. During a meeting on May 16, 2001 between the Partnership, MACTEC and MDE, to discuss MDE’s comments on the Partnership’s application, it was determined that the Partnership would perform a non-invasive Phase I Environmental Site Assessment Update (“Phase I Activities”) and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures (“Phase II Activities”) with the anticipation of entering the site into the VCP. During the first quarter of 2002, MDE notified the Partnership that Phase I

Activities were satisfactorily completed. Additionally, MACTEC completed the fieldwork for Phase II Activities (under a work plan that MDE reviewed) during 2002. The procedures and findings were documented in a Phase II Site Characterization and Risk Assessment Report (the “Report”) that was sent to MDE on February 13, 2003. During April 2003, MDE requested supplemental soil-gas sampling procedures be performed. These procedures were performed and reported to MDE during September 2003. MDE issued a response letter, dated October 24, 2003, in which it formally accepted the site into the VCP and informed the Partnership that some form of remedial action is required to address elevated levels of PCE in soil and ground water. The MDE approved the plan for remedial action (the “Plan”) on November 24, 2004. In December 2004, an agreement was entered into with ATC Associates Inc. (“ATC”), pursuant to which ATC will provide certain environmental services to perform the environmental cleanup as described in the Plan. During the first quarter of 2005, ATC began providing environmental services pursuant to the Plan. During the second quarter of 2006, the ATC filed an addendum to the Plan with the MDE. The purpose of this addendum is to propose to the MDE several feasible and effective options for completing site remediation and obtaining a Certificate of Completion. While the addendum is being reviewed by the MDE, remediation continues according to the Plan. The Managing General Partner is not presently able to determine whether, or to what extent, the presently estimated cost of the remediation will change upon the addendum implementation. The Statement of Net Assets in process of liquidation reflects an accrued liability of $257,000 and $314,000, as of June 30, 2006 and December 31, 2005, respectively, which represents the Partnership’s best estimate of the obligation regarding the environmental issues mentioned above; however, it is reasonably possible that the loss exposure will be in excess of the amount accrued and may be material to the Partnership.

In 2005, the General Partners reported that the Partnership had placed its sole remaining property, Hampton Park, located in Capitol Heights, Maryland, on the market for sale. A Purchase and Sale agreement was entered into and subsequently terminated. In light of the termination of the agreement, during 2005 the Managing General Partner changed its estimated liquidation date to December 31, 2006. Subsequently, during July 2006, the Managing General Partner revised its estimated liquidation date of the Partnership from December 31, 2006 to December 31, 2007. As a result, at this time, the Managing General Partner has estimated additional liquidating costs of approximately $339,000 or approximately $7.00 per limited and equivalent participating unit of the Partnership.

The General Partners intend to remarket the property in the fourth quarter of 2006 once additional testing and remediation work as well as certain capital improvements are completed. The General Partners plan to liquidate the Partnership once the remaining property is sold and to distribute any remaining funds after payment of and reserves for all expenses and liabilities.

Net assets in process of liquidation decreased $264,000 during the six months ended June 30, 2006. The decrease was mainly due to the additional liquidation costs as a result of the revised estimated liquidation date of the Partnership.

In April 2006, the Managing General Partner authorized capital improvements presented by the managing agent of the Hampton Park property totaling approximately $100,000. Subsequently, in July 2006, additional capital improvements of approximately $60,000 were approved. The Managing General Partner anticipates that these capital improvements will result in reduced operating expenses and higher rent revenues. These improvements are already reflected in the value of the property.

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

Additionally, Watson & Taylor Management, Inc., an affiliate of the individual General Partners and the Partnership’s property manager, receives 4.5% of the property’s gross revenues (as defined in the management agreement) as a management fee. Such management fees totalled $17,000 and $13,000 for the six months ended June 30, 2006 and 2005, respectively, and totalled $6,000 for each of the three months ended June 30, 2006 and 2005, respectively.

In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of June 30, 2006 and December 31, 2005 for the estimated costs expected to be incurred to liquidate the Partnership. Included in these estimated liquidation costs is $118,000 and $112,000 as of June 30, 2006 and December 31, 2005, respectively, expected to be payable to the General Partners and their affiliates during the anticipated remaining liquidation period. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership’s remaining net assets, and may differ from the amounts accrued as of June 30, 2006 and such differences could be material.

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

PSG, an affiliate of PBP, owns 180 limited partnership units at June 30, 2006, for which no such waivers on profit participation are in effect.

D. Commitments and Contingencies

On January 18, 2005, the Partnership had an irrevocable standby letter of credit established in the amount of $60,000 in favor of the MDE in connection with the Plan, which expires January 7, 2007.

E. Subsequent Events

During July 2006, the Managing General Partner revised its estimated liquidation date of the Partnership from December 31, 2006 to December 31, 2007. See Note B for more information.

In July 2006, additional capital improvements of approximately $60,000 were approved. See Note B for more information.

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

Date of Liquidation

In light of the termination of the Purchase and Sale Agreement in 2005 and other information, the managing general partner has changed its estimated liquidation date of the Partnership from December 31, 2006 to December 31, 2007 during July 2006, reflecting the Managing General Partner’s best estimate. Due to the nature of the environmental issue, the date of liquidation is uncertain and a change to that assumption date could materially impact the financial statements and disclosures.

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

On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. MACTEC, at the request of the Partnership, submitted an application to enter the site into MDE’s Voluntary Cleanup Program (“VCP”) during March 2001. During a meeting on May 16, 2001 between the Partnership, MACTEC and MDE, to discuss MDE’s comments on the Partnership’s application, it was determined that the Partnership would perform a non-invasive Phase I Environmental Site Assessment Update (“Phase I Activities”) and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures (“Phase II Activities”) with the anticipation of entering the site into the VCP. During the first quarter of 2002, MDE notified the Partnership that Phase I Activities were satisfactorily completed. Additionally, MACTEC completed the fieldwork for Phase II Activities (under a work plan that MDE reviewed) during 2002. The procedures and findings were documented in a Phase II Site Characterization and Risk Assessment Report (the “Report”) that was sent to MDE on February 13, 2003. During April 2003, MDE requested supplemental soil-gas sampling procedures be performed. These procedures were performed and reported to MDE during September 2003. MDE issued a response letter, dated October 24, 2003, in which it formally accepted the site into the VCP and informed the Partnership that some form of remedial action is required to address elevated levels of PCE in soil and ground water. The MDE approved the plan for remedial action (the “Plan”) on November 24, 2004. In December 2004, an agreement was entered into with ATC Associates Inc. (“ATC”), pursuant to which ATC will provide certain environmental services to perform the environmental cleanup as described in the Plan. During the first quarter of 2005, ATC began providing environmental services pursuant to the Plan. During the second quarter of 2006, the ATC filed an addendum to the Plan with the MDE. The purpose of this addendum is to propose to the MDE several feasible and effective options for completing site remediation and obtaining a Certificate of Completion. While the addendum is being reviewed by the MDE, remediation continues according to the Plan. The Managing General Partner is not presently able to determine whether, or to what extent, the presently estimated cost of the remediation will change upon the addendum implementation. The Statement of Net Assets in process of liquidation reflects an accrued liability of $257,000 and $314,000, as of June 30, 2006 and December 31, 2005 respectively, which represents the Partnership’s best estimate of the obligation regarding the environmental issues mentioned above; however, it is reasonably possible that the loss exposure will be in excess of the amount accrued and may be material to the Partnership.

In 2005, the General Partners reported that the partnership had placed its sole remaining property, Hampton Park, located in Capitol Heights, Maryland, on the market for sale. A Purchase and Sale agreement was entered into and subsequently terminated. In light of the termination of the agreement, during 2005 the Managing General Partner changed its estimated liquidation date to December 31, 2006. Subsequently, during July 2006, the Managing General Partner revised its estimated liquidation date of the Partnership from December 31, 2006 to December 31, 2007. As a result, at this time, the Managing General Partner has estimated additional liquidating costs of approximately $339,000 or approximately $7.00 per limited and equivalent participating unit of the Partnership.

The General Partners intend to remarket the property in the fourth quarter of 2006 once additional testing and remediation work as well as certain capital improvements are completed. The General Partners plan to liquidate the Partnership once the remaining property is sold and to distribute any remaining funds after payment of and reserves for all expenses and liabilities.

Net assets in process of liquidation decreased $264,000 during the six months ended June 30, 2006. The decrease was mainly due to the additional liquidation costs as a result of the revised estimated liquidation date of the Partnership.

As of June 30, 2006, the Partnership has cash and cash equivalents of $1,467,000, which is sufficient to meet the working capital requirements of the Partnership for the foreseeable future. The future liquidation and dissolution of the Partnership will result in the sale of the Hampton Park property and any other Partnership assets and the distribution to the limited partner in accordance with the partnership agreement provisions, after payment of all expenses and liabilities, of the net sales proceeds and remaining cash.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2006, the Partnership had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than a standby letter of credit as further discussed in Note D and those that are not likely to have a material current or future effect on the Partnership’s financial position.

The Partnership’s contractual obligations are primarily with service providers such as PBP, ATC, Watson & Taylor Management, Inc., and a registered public accounting firm. A summary of the Partnership’s significant contractual obligations as of June 30, 2006 is as follows:

Contractual Obligations
Payments due by period
Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
$755,000	$562,000	$193,000	$—	$—

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

Prudential-Bache/Watson & Taylor, Ltd.-2

By:	Prudential-Bache Properties, Inc. A Delaware corporation Managing General Partner

	By: /s/ Warren S. Hoffman	Date: August 14, 2006
Warren S. Hoffman Chief Financial Officer and Vice President