Form 10-Q
period 2006-09-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 2006-11-13
CIK 737296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(a limited partnership)

STATEMENTS OF NET ASSETS

(in process of liquidation)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Property held for sale	$2,128,733	$2,018,521
Cash and cash equivalents ($60,000 provided as collateral at September 30, 2006 and December 31, 2005)	1,343,651	1,608,754
Other assets	300,900	314,338

Total assets	3,773,284	3,941,613

LIABILITIES
Estimated liquidation costs	860,502	731,649
Estimated remediation costs	215,796	313,865

Total liabilities	1,076,298	1,045,514

COMMITMENTS AND CONTINGENCIES
Net assets available to limited and general partners	$2,696,986	$2,896,099

Limited and equivalent partnership units issued and outstanding	51,818	51,818

Net asset value per limited and equivalent units	$52.31	$56.17

STATEMENT OF CHANGES IN NET ASSETS

(in process of liquidation)

(Unaudited)

	LIMITED PARTNERS	GENERAL PARTNERS	TOTAL
Net assets—December 31, 2005	$2,896,099	$—	$2,896,099
Net loss from liquidating activities	(199,113)	—	(199,113)

Net assets—September 30, 2006	$2,696,986	$—	$2,696,986

The accompanying notes are an integral part of these statements.

PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2

(a limited partnership)

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

A. General

These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (the “Managing General Partner” or “PBP”), the statements of net assets as of September 30, 2006 and December 31, 2005 contain all adjustments necessary to state fairly such information in accordance with the liquidation basis of accounting. Prudential-Bache/Watson & Taylor, Ltd.-2 (the “Partnership”) first adopted the liquidation basis of accounting as of October 1, 1996. Accordingly, the net assets of the Partnership are stated at liquidation value, i.e., the assets have been valued at their estimated fair values, net of selling expenses, and the liabilities include estimated amounts to be incurred through the date of liquidation of the Partnership, which is in conformity with accounting principles generally accepted in the United States. Due to the nature of the Hampton Park environmental issue (see further discussion below), the date of liquidation is uncertain; however, the Partnership has utilized a December 31, 2007 date for purposes of estimating costs through the conclusion of liquidation reflecting the Managing General Partner’s best estimate. The actual remaining net proceeds from liquidation will depend upon a variety of factors and are likely to differ from the estimated amounts reflected in the accompanying financial statements.

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

On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. MACTEC, at the request of the Partnership, submitted an application to enter the site into MDE’s Voluntary Cleanup Program (“VCP”) during March 2001. During a meeting on May 16, 2001 between the Partnership, MACTEC and MDE, to discuss MDE’s comments on the Partnership’s application, it was determined that the Partnership would perform a non-invasive Phase I Environmental Site Assessment Update (“Phase I Activities”) and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures (“Phase II Activities”) with the anticipation of entering the site into the VCP. During the first quarter of 2002, MDE notified the Partnership that Phase I

Activities were satisfactorily completed. Additionally, MACTEC completed the fieldwork for Phase II Activities (under a work plan that MDE reviewed) during 2002. The procedures and findings were documented in a Phase II Site Characterization and Risk Assessment Report (the “Report”) that was sent to MDE on February 13, 2003. During April 2003, MDE requested supplemental soil-gas sampling procedures be performed. These procedures were performed and reported to MDE during September 2003. MDE issued a response letter, dated October 24, 2003, in which it formally accepted the site into the VCP and informed the Partnership that some form of remedial action is required to address elevated levels of PCE in soil and ground water. The MDE approved the plan for remedial action (the “Plan”) on November 24, 2004. In December 2004, an agreement was entered into with ATC Associates Inc. (“ATC”), pursuant to which ATC would provide certain environmental services to perform the environmental cleanup as described in the Plan. During the first quarter of 2005, ATC began providing environmental services pursuant to the Plan. During the second and third quarters of 2006 ATC filed addendums to the Plan with the MDE. The purpose of these addendums was to propose to the MDE several feasible and effective options for completing site remediation and obtaining a Certificate of Completion. While the addendums are being reviewed by the MDE, remediation continues according to the Plan. The Managing General Partner is not presently able to determine whether, or to what extent, the presently estimated cost of the remediation will change upon the addendum implementation. The Statement of Net Assets in process of liquidation reflects an accrued liability of approximately $216,000 and $314,000, as of September 30, 2006 and December 31, 2005, respectively, which represents the Partnership’s best estimate of the obligation regarding the environmental issues mentioned above; however, it is reasonably possible that the loss exposure will be in excess of the amount accrued and may be material to the Partnership.

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

On September 19, 2006, the Managing General Partner signed an Amendment to Listing Agreement with an unrelated third party, CB Richard Ellis Inc., to market the property on an exclusive basis through December 31, 2006. The Partnership will seek to obtain from any potential buyer as complete an indemnification as possible for any liability in connection with remediation of the contamination of the property. The General Partners plan to liquidate the Partnership once the remaining property is sold and to distribute any remaining funds after payment of all expenses and liabilities.

Net assets in process of liquidation decreased approximately $199,000 during the nine months ended September 30, 2006. The decrease was mainly due to the additional liquidation costs as a result of the revised estimated liquidation date of the Partnership.

During 2006, the Managing General Partner authorized capital improvements presented by the managing agent of the Hampton Park property totaling approximately $202,000. During the three months ended September 30, 2006, $110,000 of the authorized capital improvements was expended and reflected as an addition to the value of the property held for sale. The Managing General Partner anticipates that these capital improvements will result in reduced operating expenses and higher rent revenues.

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

Additionally, Watson & Taylor Management, Inc., an affiliate of the individual General Partners and the Partnership’s property manager, receives 4.5% of the property’s gross revenues (as defined in the management agreement) as a management fee. Such management fees totalled $23,000 and $20,000 for the nine months ended September 30, 2006 and 2005, respectively, and totalled $6,000 and $7,000 for each of the three months ended September 30, 2006 and 2005, respectively.

In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of September 30, 2006 and December 31, 2005 for the estimated costs expected to be incurred to liquidate the Partnership. Included in these estimated liquidation costs is $118,000 and $112,000 as of September 30, 2006 and December 31, 2005, respectively, expected to be payable to the General Partners and their affiliates during the anticipated remaining liquidation period. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership’s remaining net assets, and may differ from the amounts accrued as of September 30, 2006 and such differences could be material.

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

PSG, an affiliate of PBP, owns 180 limited partnership units at September 30, 2006, for which no such waivers on profit participation are in effect.

D. Commitments and Contingencies

On January 18, 2005, the Partnership had an irrevocable standby letter of credit established in the amount of $60,000 in favor of the MDE in connection with the Plan, which expires January 7, 2007.

E. Subsequent Events

None

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

On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. MACTEC, at the request of the Partnership, submitted an application to enter the site into MDE’s Voluntary Cleanup Program (“VCP”) during March 2001. During a meeting on May 16, 2001 between the Partnership, MACTEC and MDE, to discuss MDE’s comments on the Partnership’s application, it was determined that the Partnership would perform a non-invasive Phase I Environmental Site Assessment Update (“Phase I Activities”) and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures (“Phase II Activities”) with the anticipation of entering the site into the VCP. During the first quarter of 2002, MDE notified the Partnership that Phase I Activities were satisfactorily completed. Additionally, MACTEC completed the fieldwork for Phase II Activities (under a work plan that MDE reviewed) during 2002. The procedures and findings were documented in a Phase II Site Characterization and Risk Assessment Report (the “Report”) that was sent to MDE on February 13, 2003. During April 2003, MDE requested supplemental soil-gas sampling procedures be performed. These procedures were performed and reported to MDE during September 2003. MDE issued a response letter, dated October 24, 2003, in which it formally accepted the site into the VCP and informed the Partnership that some form of remedial action is required to address elevated levels of PCE in soil and ground water. The MDE approved the plan for remedial action (the “Plan”) on November 24, 2004. In December 2004, an agreement was entered into with ATC Associates Inc. (“ATC”), pursuant to which ATC would provide certain environmental services to perform the environmental cleanup as described in the Plan. During the first quarter of 2005, ATC began providing environmental services pursuant to the Plan. During the second and third quarters of 2006 ATC filed addendums to the Plan with the MDE. The purpose of these addendums was to propose to the MDE several feasible and effective options for completing site remediation and obtaining a Certificate of Completion. While the addendums are being reviewed by the MDE, remediation continues according to the Plan. The Managing General Partner is not presently able to determine whether, or to what extent, the presently estimated cost of the remediation will change upon the addendum implementation. The Statement of Net Assets in process of liquidation reflects an accrued liability of approximately $216,000 and $314,000, as of September 30, 2006 and December 31, 2005 respectively, which represents the Partnership’s best estimate of the obligation regarding the environmental issues mentioned above; however, it is reasonably possible that the loss exposure will be in excess of the amount accrued and may be material to the Partnership.

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

On September 19, 2006, the Managing General Partner signed an Amendment to Listing Agreement with an unrelated third party, CB Richard Ellis Inc., to market the property on an exclusive basis through December 31, 2006. The Partnership will seek to obtain from any potential buyer as complete an indemnification as possible for any liability in connection with remediation of the contamination of the property. The General Partners plan to liquidate the Partnership once the remaining property is sold and to distribute any remaining funds after payment of all expenses and liabilities.

Net assets in process of liquidation decreased approximately $199,000 during the nine months ended September 30, 2006. The decrease was mainly due to the additional liquidation costs as a result of the revised estimated liquidation date of the Partnership.

As of September 30, 2006, the Partnership has cash and cash equivalents of $1,344,000, which is sufficient to meet the working capital requirements of the Partnership for the foreseeable future. The future liquidation and dissolution of the Partnership will result in the sale of the Hampton Park property and any other Partnership assets and the distribution to the limited partners in accordance with the partnership agreement provisions, after payment of all expenses and liabilities, of the net sales proceeds and remaining cash.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2006, the Partnership had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than a standby letter of credit as further discussed in Note D and those that are not likely to have a material current or future effect on the Partnership’s financial position.

The Partnership’s contractual obligations are primarily with service providers such as PBP, ATC, Watson & Taylor Management, Inc., and a registered public accounting firm. A summary of the Partnership’s significant contractual obligations as of September 30, 2006 is as follows:

Contractual Obligations
Payments due by period
Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
$646,000	$453,000	$193,000	$—	$—

Results of Operations

As a result of the Partnership adopting the liquidation basis of accounting in accordance with generally accepted accounting principles as of October 1, 1996, it is not reporting results of operations thereafter, and therefore there is no management discussion comparing the results of operations.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings—None

Item 1A. Risk Factors—There have been no material changes relating to the risk factors that were previously provided in the Company’s Form 10-K for the period ended December 31, 2005, except for the risk factor below which we are updating to reflect our revised liquidation date:

The liquidation of the Registrant may extend beyond the Managing General Partner’s current best estimate of December 31, 2007.

The liquidation date is dependent upon the sale of the one remaining property within the Registrant. There are no assurances on if and when acceptable terms and conditions will be agreed to by a prospective purchaser. Any sale may not be completed in time to complete the liquidation by December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—None

Item 3. Defaults Upon Senior Securities—None

Item 4. Submission of Matters to a Vote of Security Holders—None

Item 5. Other Information—Effective as of the close of business on August 1, 2006, C. Edward Chaplin resigned from his position as Treasurer of Prudential-Bache Properties, Inc., the Managing General Partner of the Registrant. Effective as of the close of business on August 1, 2006, Bernard J. Jacob was appointed as Treasurer of Prudential-Bache Properties, Inc., the Managing General Partner of the Registrant.

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

Prudential-Bache/Watson & Taylor, Ltd.-2

By:	Prudential-Bache Properties, Inc. A Delaware corporation Managing General Partner

	By: /s/ Warren S. Hoffman	Date: November 13, 2006
Warren S. Hoffman Chief Financial Officer and Vice President