Form 10-K
period 2006-12-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 2007-04-02
CIK 737296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  Ö  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)   Yes        No Ö

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the estimated net asset value of the Registrant held by non-affiliates is $2,848,406. A significant secondary market for the Units has not developed, and is not expected that one will develop in the future.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Annual Report to Limited Partners for the year ended December 31, 2006 is incorporated by reference into Part II of this Annual Report on Form 10-K.

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

Seven of the eight properties were sold to Public during December 1996. The Registrant continues to own the Hampton Park property located in Capitol Heights, Maryland as it was not sold to Public after Phase I and Phase II Environmental Site Assessments performed during 1996 identified detectable levels of tetrachloroethene (“PCE”) in the soil and ground water samples collected at the site. Prudential-Bache Properties, Inc. (“PBP” or the “Managing General Partner”) continues to work with the Maryland Department of the Environment (“MDE”) on the plan for remediation action (the “Plan”) of the Hampton Park property. For further information, see Note A and Note G of the financial statements in the Registrant’s Annual Report which is filed as an exhibit hereto.

In 2005, the general partners reported that the Registrant had placed its sole remaining property, Hampton Park, on the market for sale. A purchase and sale agreement was entered into, but was subsequently terminated. In light of the termination of the agreement, during 2005 the Managing General Partner changed its estimated liquidation date to December 31, 2006. Subsequently, during July 2006, the Managing General Partner revised its estimated liquidation date of the Registrant from December 31, 2006 to December 31, 2007. As a result, at this time, the Managing General Partner has estimated additional liquidating costs of $381,536 or $7.40 per limited and equivalent participating unit of the Registrant.

On September 19, 2006, the Managing General Partner signed an Amendment to Listing Agreement with an unrelated third party, CB Richard Ellis Inc., to market the property on an exclusive basis through December 31, 2006. This agreement has been further extended through June 30, 2007. The Registrant will seek to obtain from any potential buyer as complete an indemnification as possible for any liability in connection with remediation of the contamination of the property.

During 2006, the Managing General Partner authorized capital improvements presented by the managing agent of the Hampton Park property totaling $201,575. During the twelve months ended December 31, 2006, $198,759 of the authorized capital improvements was funded to Watson & Taylor Management, Inc. (“WTMI”), an affiliate at the individual general partners and reflected as an addition to the value of the property held for sale. An additional $60,197 of capital improvements are owed to WTMI in 2007. These amounts have also been reflected as an addition to the value of property held for sale. The Managing General Partner anticipates that these capital improvements will result in reduced operating expenses and higher rent revenues.

WTMI is responsible for the day-to-day operation of the property, including the supervision of the on-site managers, the establishment of rental policies, rates for new rentals, and renewals and directs the marketing activity for the rental of the property.

General Partners and Affiliates

The general partners of the Registrant are PBP, George S. Watson, and A. Starke Taylor, III (collectively, the “General Partners”). PBP is the Managing General Partner and is responsible for the day-to-day operations of the Registrant and its investments. PBP is a wholly owned subsidiary of Prudential Securities Group Inc. (“PSG”). For further information, see Notes A and E of the financial statements in the Registrant’s Annual Report which is filed as an exhibit hereto.

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partners and their affiliates pursuant to the Partnership Agreement. For further information, see Note E of the financial statements in the Registrant’s Annual Report which is filed as an exhibit hereto.

Recent Development

On March 27, 2007, the Registrant entered into a Purchase and Sale Agreement (the “Sale Agreement”) with Eric G. Meyers, John P. Kyle, and Terry Korth, or their assignee (the “Purchasers”) for the purchase of the Registrant’s Hampton Park property.

The Sale Agreement provides that the Purchasers would pay approximately $3,500,000 to the Registrant. The Purchasers shall accept possession of the property “as is, where is, with all faults”, with no right of setoff or reduction in the purchase price. However, pursuant to the terms of the Sale Agreement, the Purchasers have an opportunity to conduct a 30-day due diligence and to terminate the agreement at any time prior to the expiration of the due diligence period. At closing, the Purchasers shall enter into a services agreement with ATC Associates Inc. (“ATC”) to carry out the environmental work specified in the Plan through and including the issuance of a Voluntary Cleanup Program (“VCP”) Certificate of Completion and any other applicable governmental closure documents (the “Environmental Services Agreement”). The Registrant shall be a third party beneficiary of the Environmental Services Agreement and, despite having a contractual obligation of indemnity with the Purchasers, shall assume control of any and all remaining portions of the environmental work, in the event that the Purchasers default on their obligations. The Registrant has obtained an environmental insurance policy regarding the property and, prior to closing, will add the Purchasers as an additional insured under the policy. In addition, at closing, the Registrant shall pay, as a credit against the purchase price, the amount owed under the Environmental Services Agreement, up to a maximum of $75,000. The closing of the purchase is further subject to additional closing conditions, including the assignment of certain leases. Due to these and other closing conditions and the termination provisions in the Sale Agreement, this transaction may never be consummated. In addition, there can be no assurance (i) as to when the sale to the Purchasers will be consummated, if at all, (ii) that the property will be sold at the current contracted purchase price, or (iii) of the amount of net proceeds that will be available for distribution.

The foregoing description of the Sale Agreement is qualified in its entirety by reference to the Sale Agreement, a copy of which is attached to this 10-K as Exhibit 10.09.

The general partners plan to liquidate the Registrant once the remaining property is sold. While the Purchaser has agreed to indemnify the Registrant for certain named matters within the Sale Agreement, the potential for additional contingent expenses and liabilities exist. Distribution of any remaining funds once the remaining property is sold will occur after payment of, and establishment of reserves for, these contingent exposures.

As a result of the terms of the sales contract for the property, the Managing General Partner has estimated additional liquidating costs for property sale commissions and property/recording taxes of $58,950 or $1.14 per limited and equivalent participating unit of the Registrant.

Item 1A.  Risk Factors

The following risks should be carefully considered. These risks could materially affect the Registrant’s net assets in the process of liquidation, cause the value of the Units to decline materially or cause actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Registrant. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned below.

The liquidation of the Partnership may extend beyond the current estimate of December 31, 2007.

The liquidation date is dependent upon the sale of the one remaining property within the Registrant and the subsequent payment of, and establishment of reserves for, any remaining or contingent expenses and liabilities. There are no assurances on if and when acceptable terms and conditions will be agreed to by a prospective purchaser. Any sale may not be completed in time to complete the liquidation by December 31, 2007.

Liquidation costs may exceed those currently recorded in the financial results of the Registrant.

The costs included in the December 31, 2006 financial report were the best estimates available at that time. Given the condition of the remaining property, if the environmental remediation plan is not completed as scheduled, the property is not sold, or for any other reason the liquidation timeline exceeds December 31, 2007, the costs related to property management, administration, legal fees, and costs and other expenses may exceed current estimates.

Environmental remediation costs may exceed those currently recorded in the financial results of the Registrant.

As the remediation plan progresses, and additional or unknown environmental issues are uncovered, the current plan and timeline and recorded cost estimates may not be sufficient to complete the cleanup or to address additional environmental concerns and liabilities.

Environmental issues with the property may limit the number of potential buyers.

While an approved remediation plan is in place to correct the condition of the property, it may be difficult to consumate a sale with a buyer willing to purchase the property prior to having the remediation plan completed and a certificate issued by the Maryland Department of Environment.

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

Our results of operations and financial condition, and the value of our remaining real estate asset, are subject to the risks normally associated with the ownership and operation of real estate properties. These risks include, but are not limited to, the following:

•	bankruptcy, insolvency, or credit deterioration of our tenants and our ability to collect rent from our tenants;

•	increases in operating costs, including utilities, real estate taxes, state and local taxes, heightened security costs, and costs incurred for periodic renovations and repairs that are necessary;

•	national, regional, and local economic climate;

•	local real estate conditions (such as an oversupply of land or a reduction in demand for real estate in the area);

•	competition from other available property;

•	government regulations and changes in real estate, zoning, land use, environmental, or tax laws;

•	interest rate levels and the availability of financing;

•	potential liabilities under environmental and other laws;

•

change in the availability and affordability of insurance (particularly involving environmental concerns) on commercially reasonable terms, in levels of coverage necessary for our real remaining property;

•	attractiveness and location of the property; and

•	quality of maintenance, insurance, and management services.

In addition, applicable federal, state and local regulations, zoning and tax laws, and potential liability under environmental and other laws may affect real estate values. Further, we must make significant expenditures, including property taxes, maintenance costs, insurance costs, and related charges, throughout the period that we own our real property regardless of whether the property is producing any income, or is producing enough income to cover our costs. The risks associated with real estate investments may adversely affect our operating results and financial position, and therefore, may adversely affect the amount of distributions payable to the limited partners of the Registrant. If we are not able to renew leases or enter into new leases on favorable terms, or at all, as our existing leases expire, our revenue, operating results, and cash flows will be reduced.

We may be unable to renew leases, lease vacant space, or re-lease space as leases expire, which could adversely affect our business and our ability to pay distributions to our limited partners.

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

We are a party to a management services agreement, pursuant to which the day-to-day operations, maintenance, repair, and renting of our properties is handled by a management company. Our arrangement is long-term, but may be terminated in accordance with certain notice provisions of our management services agreement. The termination of such agreement could have a material adverse effect on the Registrant’s operations, and could result in loss of revenue or increased operating expenses.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating additional expenses including higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

The Registrant has had operating losses in the past and may continue to do so in the future which could reduce our cash flow and funds available for future distributions to the limited partners.

Our property is subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance, and administrative expenses. The Registrant has had losses in the past and may continue to incur losses in future periods, and such losses may materially impact the amounts available for future distributions to the limited partners.

We are subject to environmental regulations and environmental compliance expenditures and liabilities

Our business is subject to many environmental laws and regulations with respect our remaining property. We have incurred, and expect to continue to incur, expenditures to comply with applicable environmental laws and regulations, and to continue the remediation work on our remaining property. Moreover, some or all of the environmental laws and regulations to which we are subject could become more stringent or more stringently enforced in the future. Our further evaluation of our remaining property and the discovery of currently unknown contamination may given rise to additional material remediation costs. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines and penalties or enforcement actions.

A public market does not exist for our limited partnership Units, therefore the limited partners may experience difficulty in selling their Units.

Currently there is no public market for our limited partnership Units, and none is expected to be established, so limited partners may not be able to find a buyer for their Units. In addition they may not be able to sell their Units at their desired price. Also, our Amended and Restated Certificate and Agreement of Limited Partnership, as amended, contains certain restrictions on transfers of limited partnership Units, including volume limitations, among others.

Item 2.  Properties

As of December 31, 2006, the Registrant owns the following property:

Property Location	Average Occupancy Rates for the year ended December 31, 2006(1)	Land (in acres)	Rentable Units	Monthly Rental Rates Per Unit as of December 31, 2006
Hampton Park (Capitol Heights, Maryland)		5.87
Mini-warehouse	92.75		142	$51-$296
Commercial	86.37		54	$365-$1,350

			196

(1)	Average occupancy rates are calculated by averaging the monthly occupancies determined by dividing occupied square footage by available square footage as of each month-end.

The Managing General Partner believes the Registrant’s remaining property is adequately insured.

During the three years ended December 31, 2006, 2005, and 2004, the Hampton Park property rental revenues represented approximately 90%, 92%, and 95% of the Registrant’s total revenue, respectively.

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Limited Partners

None

PART II

Item 5.  Market for the Registrant’s Units, Related Limited Partner Matters and Issuer Purchases of Equity Securities

As of March 13, 2007, there were 3,332 holders of record owning 51,818 Units, inclusive of 258, 130, and 130 equivalent limited partnership units held by PBP and Messrs. Watson and Taylor, respectively. A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in Section 17.3 of the Amended and Restated Certificate and Agreement of Limited Partnership limiting the ability of a limited partner to transfer Units. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

There were no cash distributions paid to limited partners during 2006, 2005, and 2004.

A distribution of $300 per limited partnership unit was made on December 19, 1996 representing the net proceeds from the sale of seven of the Registrant’s properties, reduced by a contingency reserve and funds required to meet the anticipated current and future operating costs until the liquidation of the Registrant. The Registrant intends to liquidate, subject to the Hampton Park property first being sold (refer to Item 1 for further discussion), and will distribute any remaining funds after payment of and reserves for all expenses and actual and contingent liabilities.

Item 6.  Selected Financial Data

As of October 1, 1996, the Registrant adopted the liquidation basis of accounting in accordance with generally accepted accounting principles and, therefore, there is no reporting of results of operations. Total assets at December 31, 2002, 2003, 2004, 2005, and 2006 were $4,129,771, $4,214,496, $4,314,259, $4,008,453, and $3,856,944, respectively. Additionally, no distributions were made during the five years ended December 31, 2006. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 3 through 8 of the Registrant’s Annual Report which is filed as an exhibit hereto.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information is incorporated by reference to pages 9 through 10 of the Registrant’s Annual Report which is filed as an exhibit hereto.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8.  Financial Statements and Supplementary Data

The financial statements are incorporated by reference to pages 3 through 8 of the Registrant’s Annual Report which is filed as an exhibit hereto. Quarterly financial data pursuant to Item 302 of Regulation S-K is not provided as the Registrant follows the liquidation basis of accounting and has not reported results of operations subsequent to 1996 in accordance with generally accepted accounting principles.

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

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

There are no directors or executive officers of the Registrant. The Registrant is managed by the Managing General Partner.

Section 16(a) Beneficial Ownership Reporting Compliance

The Registrant’s General Partners, PBP’s directors and executive officers, and any persons holding more than 10% of the Registrant’s Units are required to report their initial ownership of such Units and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4, and 5. Such General Partners, executive officers, directors, and other persons who own greater than 10% of the Registrant’s Units are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4, or 5 they file. The filing requirement for Form 3 was not timely satisfied by the reporting person of PBP but has since been filed. In making these disclosures, the Registrant has relied solely on written representations of the General Partners, PBP’s directors and executive officers or on copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year. The current directors and executive officers of PBP did not hold any securities or make any transfers during the last fiscal year.

Prudential-Bache Properties, Inc., Managing General Partner

The directors and executive officers of PBP and their positions with regard to managing the Registrant are as follows:

Name	Position
Richard F. Welch	Chairman of the Board of Directors, President, and Chief Executive Officer
Warren S. Hoffman	Chief Financial Officer and Vice President
Bernard J. Jacob	Treasurer
Moon Bae Chung	Vice President and Director
Wayne R. Clarke	Vice President and Director

RICHARD F. WELCH, age 48, has been the Chairman of the Board of Directors, President and Chief Executive Officer of PBP since June 6, 2005. He is also a Vice President of Prudential Financial Inc. (“Prudential”) and serves in various capacities for certain other affiliated companies. Mr. Welch has been responsible for the business management of Prudential’s divested and discontinued products and lines of business since 1999. Mr. Welch joined Prudential in 1983.

WARREN S. HOFFMAN, age 51, was elected Chief Financial Officer and Vice President of PBP on June 6, 2005. He is also a Vice President of Prudential, and serves in various capacities for certain other affiliated companies. Mr. Hoffman has been responsible for the financial reporting of Prudential’s divested and discontinued products and lines of business since 2000. Mr. Hoffman joined Prudential in 1978.

WAYNE R. CLARKE, age 47, has been a Vice President of PBP since June 6, 2005. Mr. Clarke is also a Vice President of Prudential, and has managed the business support functions of its divested and discontinued products and lines of business since April 2005. From July 1998 to April 2005, Mr. Clarke held various Finance and Operations positions with PSG. He also serves in various capacities in certain other affiliated companies. Mr. Clarke joined Prudential in 1989, and is a Certified Public Accountant.

BERNARD J. JACOB, age 51, was appointed Treasurer of PBP on August 1, 2006. He is also a Senior Vice President and Treasurer of Prudential. Mr. Jacob joined Prudential in January 2002 where he assumed responsibility for developing and coordinating strategic business planning and development activities for the Insurance Division. From March 2004 to August 2006, Mr. Jacob served as the Senior Financial Officer for Prudential’s U.S. Individual Life and Annuities business segments. Prior to joining Prudential, Mr. Jacob was Executive Vice President and Chief Financial Officer at Pro-Act Technology Corporation from June 2000 to January 2001.

MOON BAE CHUNG, age 64, was elected Vice President and Director of PBP in May 2004. He is also a Vice President of Prudential, managing its portfolio of divested and discontinued products and lines of businesses since 1999. He also serves in various capacities of certain other affiliated companies. Mr. Chung joined Prudential in 1996.

Effective as of the close of business on August 1, 2006, C. Edward Chaplin resigned from his position as Treasurer of PBP. Effective as of the close of business on August 1, 2006, Bernard J. Jacob was appointed as Treasurer of PBP.

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

The Registrant does not have an audit committee. The Managing General Partner acts on behalf of the Registrant in this capacity.

Individual General Partners

GEORGE S. WATSON, age 66, is a financial specialist and a Certified Public Accountant. He has been instrumental in the success of The Community Minority Business Advancement Program sponsored by the University of Texas at Austin College and Graduate Schools of Business. Mr. Watson is a member of the Advisory Council of the University of Texas at Austin Business School and a member of its Chancellor’s Council. Mr. Watson attended the University of Texas at Austin, graduating summa cum laude in 1963 with a BBA in accounting and finance. He received his MBA in accounting and finance from the University of Texas in 1965, graduating first in his class and summa cum laude. He also has received various awards and scholarships and is a member of many fraternal organizations including Phi Kappa Phi, the honorary scholastic society. Mr. Watson has over 30 years of experience in real estate and financial investments.

A. STARKE TAYLOR, III, age 63, holds a bachelor of business administration degree from Southern Methodist University, which was awarded in 1966. He is past president of the North Dallas Chamber of Commerce. Mr. Taylor is a member of the boards of the Dallas Theological Seminary and the Northeast Texas Regional Board of Young Life. Mr. Taylor has over 30 years of experience in real estate, insurance and financial investments.

The two individual General Partners are not related.

Item 11.  Executive Compensation

The Registrant does not pay or accrue any fees, salaries, or any other form of compensation to either individual General Partner or to directors and officers of the Managing General Partner for their services. Certain officers and directors of the Managing General Partner receive compensation from affiliates of the Managing General Partner, not from the Registrant, for services performed for various affiliated entities, which may include services performed for the Registrant; however, the Managing General Partner believes that any compensation attributable to services performed for the Registrant is not material. See also Item 13 Certain Relationships and Related Transactions for information regarding reimbursement to the General Partners for services provided to the Registrant.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 13, 2007, there were 3,332 holders of record owning 51,818 Units, inclusive of 258, 130, and 130 equivalent limited partnership units held by PBP and Messrs. Watson and Taylor, respectively.

As of March 13, 2007, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any interest in the voting securities of the Managing General Partner.

As of March 13, 2007, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any of the limited partnership Units issued by the Registrant, but are entitled to certain participation rights, referred to as “equivalent units”.

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

As of March 13, 2007, no limited partner beneficially owns more than 5% of the outstanding Units issued by the Registrant.

Item 13.  Certain Relationships and Related Transactions

The Registrant has and will continue to have certain relationships with the General Partners and their affiliates. Direct financial transactions between the Registrant and the individual General Partners or the directors or officers of the Managing General Partner during 2006 included reimbursement of expenses.

WTMI is paid a management fee for being responsible for the day-to-day operation of the property. See Note A of the financial statements for more information.

The Managing General Partner has the authority and approves all transactions, otherwise allowed by the Amended and Restated Certificate and Agreement of Limited Partnership, with related parties including reimbursements of expenses, management fees, and distributions. The Amended and Restated Certificate and Agreement of Limited Partnership, addresses the conflicts of interest and generally requires that payments to the General Partners or affiliates not exceed the lesser of the cost to the General Partners of affiliates or 90% of the amount which the Registrant would be required to pay an independent third party.

Reference is made to Notes A and E of the financial statements in the Registrant’s Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

Item 14.  Principal Accountant Fees and Services

Audit Fees and All Other Fees

Audit Fees

Fees for audit services totalled $67,000 and $62,000 in 2006 and 2005, respectively, including fees associated with the annual audit and the reviews of the Registrant’s quarterly reports on Form 10-Q.

Tax Fees

Fees for tax services, including tax compliance, tax advice and printing and mailing of limited partners tax information totalled $36,050 and $33,000 in 2006 and 2005, respectively.

The Board of Directors of PBP, the Managing General Partner of Registrant, approved the appointment of the independent registered public accounting firm and its fees, for 2006. The independent registered public accounting firm has full access to the senior management of PBP.

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
	Report of Independent Registered Public Accounting Firm	2
Financial Statements:
	Statements of Net Assets—December 31, 2006 and 2005	3
	Statements of Changes in Net Assets—Years ended December 31, 2006, 2005, and 2004	3
	Notes to Financial Statements	4
2.	Financial Statement Schedules and Consent of Independent Registered Public Accounting Firm
Consent of Independent Registered Public Accounting Firm
Schedules:
III—Real Estate and Accumulated Depreciation at December 31, 2006
Notes to Schedule III—Real Estate and Accumulated Depreciation
All other schedules have been omitted because they are not applicable or the required information is included in the financial statements and the notes thereto.
3.	Exhibits
Description:
2.01	Consent Statement dated September 17, 1996 (1)
3.01	Amended and Restated Certificate and Agreement of Limited Partnership (2)
3.02	Amendment Number 8 to Amended and Restated Certificate and
Agreement of Limited Partnership (3)
4.01	Revised Form of Certificate of Limited Partnership Interest (4)
10.04	Agreement Relating to General Partner Interests (2)
10.05	Management Agreement dated March 1, 1998 by and between the Registrant and Watson & Taylor Management, Inc., a Texas corporation (5)
10.06	Agreement to perform certain environmental services for the Response Action Plan dated December 17, 2004 by and between an affiliate of the Managing General Partner and ATC Associates Inc. (6)
10.07	Real Estate Purchase and Sale Agreement dated November 4, 2005 by and between the Registrant and Recycland, LLC (7)
10.08	Termination Notice dated November 15, 2005 by Recycland, LLC (8)
10.09	Purchase and Sale Agreement dated March 27, 2007 by and between the Registrant and Eric G. Meyers, John P. Kyle, and Terry Korth and incorporated herein by reference.
13.01	Registrant’s Annual Report to Limited Partners for the year ended December 31, 2006 (with the exception of the information and data incorporated by reference in Items 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant’s Annual Report is to be deemed filed as part of this report)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

(1)	Filed on the Registrant’s Proxy Statement on Schedule 14A and incorporated herein by reference.

(2)	Filed as an exhibit to Registration Statement on Form S-11 (No. 2-88785) and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Form 10-Q for the quarter ended March 31, 1990 and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant’s Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2

(a limited partnership)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

				Amount at which carried at close of year
Description (Note A)	Initial cost to Registrant (Note B)		Costs capitalized subsequent to acquisition	Land	Buildings and Improvements	Impairment write down and accumulated depreciation (Notes C & D)	Total (Note C)	Dates of construction	Date acquired
	Land	Buildings and Improvements
Hampton Park (Capitol Heights, Maryland)	$925,595	$—	$4,033,322	$926,441	$4,032,476	$2,681,440	$2,277,477	1985/86	1984

See notes on the following page.

PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2

(a limited partnership)

NOTES TO SCHEDULE III

December 31, 2006

NOTE A—There are no mortgages, deeds of trust or similar encumbrances against the remaining property.

NOTE B—Initial cost represents the initial purchase price of the property including acquisition fees.

NOTE C—RECONCILIATION SUMMARY OF TRANSACTIONS—REAL ESTATE

	Year ended December 31,
	2006	2005	2004
Balance at beginning of year	$2,018,521	$2,018,521	$2,018,521
Additions during the year	258,956	—	—

Balance at close of year	$2,277,477	$2,018,521	$2,018,521

The aggregate cost of land, buildings and improvements, and furniture and fixtures, net of depreciation, for Federal income tax purposes as of December 31, 2006 was $1,717,275.

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

Prudential-Bache/Watson & Taylor, Ltd.-2

By:	Prudential-Bache Properties, Inc., A Delaware corporation, Managing General Partner

	By: /s/ Warren S. Hoffman	Date: April 2, 2007
Warren S. Hoffman Chief Financial Officer and Vice President (principal accounting and financial officer of registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: /s/ Richard F. Welch	Date: April 2, 2007
Richard F. Welch Director of Prudential-Bache Properties, Inc. (principal executive officer of registrant)

By: /s/ Wayne R. Clarke	Date: April 2, 2007
Wayne R. Clarke Director of Prudential-Bache Properties, Inc.