Form 10-K/A
period 2006-12-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 2007-04-20
CIK 737296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 filed on April 2, 2007, is being filed to correct a typographical error in the Report of Independent Registered Public Accounting Firm previously filed. This Form 10-K/A does not affect any other items or information in our prior filing. As a result of this Form 10-K/A, we are also filing as exhibits to this Form 10-K/A the certifications pursuant to section 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the prior filing, and we have not updated the disclosures contained herein to reflect any events that may have occurred at a later date. Exhibits previously filed with the Form 10-K are not filed herewith, but are incorporated herein by reference.

Solely for the convenience of the reader, this Form 10-K/A, includes, in their entirety, those items in the original filing that are not being amended and restated.

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
3.	Exhibits
Description:
2.01	Consent Statement dated September 17, 1996 (1)
3.01	Amended and Restated Certificate and Agreement of Limited Partnership (2)
3.02	Amendment Number 8 to Amended and Restated Certificate and
Agreement of Limited Partnership (3)
4.01	Revised Form of Certificate of Limited Partnership Interest (4)
10.04	Agreement Relating to General Partner Interests (2)
10.05	Management Agreement dated March 1, 1998 by and between the Registrant and Watson & Taylor Management, Inc., a Texas corporation (5)
10.06	Agreement to perform certain environmental services for the Response Action Plan dated December 17, 2004 by and between an affiliate of the Managing General Partner and ATC Associates Inc. (6)
10.07	Real Estate Purchase and Sale Agreement dated November 4, 2005 by and between the Registrant and Recycland, LLC (7)
10.08	Termination Notice dated November 15, 2005 by Recycland, LLC (8)
10.09	Purchase and Sale Agreement dated March 27, 2007 by and between the Registrant and Eric G. Meyers, John P. Kyle, and Terry Kort. (9)
13.01	Registrant’s Annual Report to Limited Partners for the year ended December 31, 2006 (with the exception of the information and data incorporated by reference in Items 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant’s Annual Report is to be deemed filed as part of this report)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

(1)	Filed on the Registrant’s Proxy Statement on Schedule 14A and incorporated herein by reference.

(2)	Filed as an exhibit to Registration Statement on Form S-11 (No. 2-88785) and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Form 10-Q for the quarter ended March 31, 1990 and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant’s Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant Form 10-K for the year ended December 31, 2006 on April 2, 2007 and incorporated herein by reference.

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

Prudential-Bache/Watson & Taylor, Ltd.-2

By:	Prudential-Bache Properties, Inc., A Delaware corporation, Managing General Partner

	By: /s/ Warren S. Hoffman	Date: April 20, 2007
Warren S. Hoffman Chief Financial Officer and Vice President (principal accounting and financial officer of registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: /s/ Richard F. Welch	Date: April 20, 2007
Richard F. Welch Director of Prudential-Bache Properties, Inc. (principal executive officer of registrant)

By: /s/ Wayne R. Clarke	Date: April 20, 2007
Wayne R. Clarke Director of Prudential-Bache Properties, Inc.