Form 10-Q
period 2007-03-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 2007-05-15
CIK 737296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(a limited partnership)

STATEMENTS OF NET ASSETS

(in process of liquidation)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Property held for sale	$2,277,477	$2,277,477
Cash and cash equivalents ($60,000 provided as collateral at March 31, 2007 and December 31, 2006)	1,090,762	1,214,106
Other assets	362,457	365,361

Total assets	3,730,696	3,856,944

LIABILITIES
Estimated liquidation costs	641,620	629,630
Estimated remediation costs	179,447	191,560
Security deposits	55,749	52,543
Deferred revenue	10,607	12,611
Accounts payable	5,887	97,727

Total liabilities	893,310	984,071

COMMITMENTS AND CONTINGENCIES
Net assets available to limited and general partners	$2,837,386	$2,872,873

Limited and equivalent partnership units issued and outstanding	51,818	51,818

Net asset value per limited and equivalent units	$55.03	$55.72

STATEMENT OF CHANGES IN NET ASSETS

(in process of liquidation)

(Unaudited)

	LIMITED PARTNERS	GENERAL PARTNERS	TOTAL
Net assets—December 31, 2006	$2,872,873	$—	$2,872,873
Net loss from liquidating activities	(35,487)	—	(35,487)

Net assets—March 31, 2007	$2,837,386	$—	$2,837,386

The accompanying notes are an integral part of these statements.

PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2

(a limited partnership)

NOTES TO FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

A. General

These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (the “Managing General Partner” or “PBP”), the statements of net assets as of March 31, 2007 and December 31, 2006 contain all adjustments necessary to state fairly such information in accordance with the liquidation basis of accounting. Prudential-Bache/Watson & Taylor, Ltd.-2 (the “Partnership”) first adopted the liquidation basis of accounting as of October 1, 1996. Accordingly, the net assets of the Partnership are stated at liquidation value, i.e., the assets have been valued at their estimated fair values, net of selling expenses, and the liabilities include estimated amounts to be incurred through the date of liquidation of the Partnership, which is in conformity with accounting principles generally accepted in the United States. Due to the nature of the Hampton Park environmental issue (see further discussion below), the date of liquidation is uncertain; however, the Partnership has utilized a December 31, 2007 date for purposes of estimating costs through the conclusion of liquidation reflecting the Managing General Partner’s best estimate. The actual remaining net proceeds from liquidation will depend upon a variety of factors and are likely to differ from the estimated amounts reflected in the accompanying financial statements.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission for the year ended December 31, 2006.

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

On November 21, 2000, MDE reached a determination that it was appropriate to undertake an active remedial measure at the site. MACTEC, at the request of the Partnership, submitted an application to enter the site into MDE’s Voluntary Cleanup Program (“VCP”) during March 2001. During a meeting on May 16, 2001 between the Partnership, MACTEC and MDE, to discuss MDE’s comments on the Partnership’s application, it was determined that the Partnership would perform a non-invasive Phase I Environmental Site Assessment Update (“Phase I Activities”) and would subsequently, upon review and agreement with MDE, move to perform certain Phase II invasive sampling and analytical procedures (“Phase II Activities”) with the anticipation of entering the site into the VCP. During the first quarter of 2002, MDE notified the Partnership that Phase I

Activities were satisfactorily completed. Additionally, MACTEC completed the fieldwork for Phase II Activities (under a work plan that MDE reviewed) during 2002. The procedures and findings were documented in a Phase II Site Characterization and Risk Assessment Report (the “Report”) that was sent to MDE on February 13, 2003. During April 2003, MDE requested supplemental soil-gas sampling procedures be performed. These procedures were performed and reported to MDE during September 2003. MDE issued a response letter, dated October 24, 2003, in which it formally accepted the site into the VCP and informed the Partnership that some form of remedial action is required to address elevated levels of PCE in soil and ground water. The MDE approved the plan for remedial action (the “Plan”) on November 24, 2004. In December 2004, an agreement was entered into with ATC Associates Inc. (“ATC”), pursuant to which ATC will provide certain environmental services to perform the environmental cleanup as described in the Plan. During the first quarter of 2005, ATC began providing environmental services pursuant to the Plan. During the second and third quarters of 2006, ATC filed an addendum to the Plan with the MDE, which was approved on May 4, 2007. The purpose of this RAP addendum is to provide alternative mechanisms to mitigate the potential risk at the site so that if site conditions change there are approved options in place. The remediation continues according to the Plan and this addendum. The Statement of Net Assets in process of liquidation reflects an accrued liability of $179,447 and $191,560, as of March 31, 2007 and December 31, 2006, respectively, which represents the Partnership’s best estimate of the obligation regarding the environmental issues mentioned above; however, it is reasonably possible that the loss exposure will be in excess of the amount accrued and may be material to the Partnership.

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

On September 19, 2006, the Managing General Partner signed an Amendment to Listing Agreement with an unrelated third party, CB Richard Ellis Inc., to market the property on an exclusive basis through December 31, 2006. On February 14, 2007 this agreement was further extended through June 30, 2007. The Partnership has sought and will continue to seek to obtain from any buyer as complete an indemnification as possible for any liability in connection with remediation of the contamination of the property. The General Partners plan to liquidate the Partnership once the remaining property is sold and to distribute any remaining funds after payment of, and establishment of reserves for all remaining or contingent expenses and liabilities.

On March 27, 2007, the Partnership entered into a Purchase and Sale Agreement (the “Sale Agreement”) with Eric G. Meyers, John P. Kyle, and Terry Korth, or their assignee (the “Purchasers”) for the purchase of the Partnership’s Hampton Park property.

The Sale Agreement provides that the Purchasers would pay approximately $3,500,000 to the Partnership. The Purchasers shall accept possession of the property “as is, where is, with all faults”, with no right of setoff or reduction in the purchase price. However, pursuant to the terms of the Sale Agreement, the Purchasers had an opportunity to conduct a 30-day due diligence and to terminate the agreement at any time prior to the expiration of the due diligence period. At closing, the Purchasers shall enter into a services agreement with ATC to carry out the environmental work specified in the Plan through and including the issuance of a VCP Certificate of Completion and any other applicable governmental closure documents (the “Environmental Services Agreement”). The Partnership shall be a third party beneficiary of the Environmental Services Agreement and, despite having a contractual right of indemnity from the Purchasers, shall assume control of any and all remaining portions of the environmental work, in the event that the Purchasers default on their obligations. The Partnership has obtained an environmental insurance policy regarding the property and, prior to closing, will add the Purchasers as an additional insured under the policy. In addition, at closing, the purchase price will be reduced by the amount owed under the Environmental Service Agreement, up to a maximum of $75,000. The closing of the purchase is further subject to additional closing conditions, including the assignment of certain leases. Due to these and other closing conditions and the termination provisions in the Sale Agreement, this transaction may never be consummated. In addition, there can be no assurance (i) as to when the sale to the Purchasers will be consummated, if at all, (ii) that the property will be sold at the current contracted purchase price, or (iii) of the amount of net proceeds that will be available for distribution.

The General Partners plan to liquidate the Partnership once the remaining property is sold. While the Purchaser has agreed to indemnify the Partnership for certain named matters within the Sale Agreement, the potential for additional contingent expenses and liabilities exist. Distribution of any remaining funds once the remaining property is sold will occur after payment of, and establishment of reserves for, these contingent exposures.

As a result of the terms of the sales contract for the property, the Managing General Partner has estimated additional liquidating costs for property sale commissions and property/recording taxes of $58,950 or $1.14 per limited and equivalent participating unit of the Partnership. The amounts were included in the financial statements of the Partnership as of December 31, 2006.

The Partnership adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), as required, on January 1, 2007. FIN 48 requires the General Partner to determine whether a tax position of the Partnership is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Partnership recording a tax liability that would reduce partners’ capital. FIN 48 must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to partners’ capital as of January 1, 2007. Based on its analysis, the General Partner has determined that the adoption of FIN 48 did not have a material impact to the Partnership’s financial statements upon adoption. However, the General Partner’s conclusions regarding FIN 48 may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance expected from the FASB, and on-going analyses of tax laws, regulations and interpretations thereof.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on the Partnership’s financial statements.

Net assets in liquidation decreased $35,487 during the three months ended March 31, 2007. The decrease was mainly due to an operating profit at the property level of $38,352 and interest income of $12,115, offset by liquidating cost of $85,954.

During the quarter ended March 31, 2007, an additional $60,197 of capital improvements that had been previously approved was expended at the Hampton Park property. This was reflected as an addition to the value of the property held for sale as of December 31, 2006. The Managing General Partner anticipates that these capital improvements will result in reduced operating expenses and higher rent revenues.

C. Related Parties

PBP and its affiliates perform services for the Partnership which include, but are not limited to the following: accounting and financial management, transfer and assignment functions, asset management, investor communications, printing and other administrative services. PBP and its affiliates receive reimbursements for costs incurred in connection with these services, the type of which is limited by the provisions of the Partnership Agreement. PBP is a wholly owned subsidiary of Prudential Securities Group, Inc. (“PSG”).

Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership for which they receive cost reimbursement.

Additionally, Watson & Taylor Management, Inc. (“WTMI”), an affiliate of the individual General Partners and the Partnership’s property manager, receives 4.5% of the property’s gross revenues (as defined in the management agreement) as a management fee. Such management fees totalled $6,674 and $11,035 for the three months ended March 31, 2007 and 2006, respectively.

In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of March 31, 2007 and December 31, 2006 for the estimated costs expected to be incurred to liquidate the Partnership. Included in these estimated liquidation costs is $65,412 and $83,675 as of March 31, 2007 and December 31, 2006, respectively, expected to be payable to the General Partners and their affiliates during the anticipated remaining liquidation period. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership’s remaining net assets, and may differ from the amounts accrued as of March 31, 2007 and such differences could be material.

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

PSG, an affiliate of PBP, owns 180 limited partnership units at March 31, 2007, for which no such waivers on profit participation are in effect.

D. Commitments and Contingencies

On January 7, 2006, the Partnership extended through January 7, 2007 an irrevocable standby letter of credit established originally on January 18, 2005 in the amount of $60,000. The letter of credit was issued to satisfy security requirements from the MDE regarding the Hampton Park property. The letter of credit has been further extended on January 7, 2007 through February 7, 2008.

E. Subsequent Events

On April 4, 2007, the Partnership reimbursed to WTMI the $60,197 of capital improvements that were expended as of March 31, 2007. Please see Note B of the financial statements for more information.

On April 25, 2007, the due diligence period for the Sale Agreement expired. The Purchasers now have until the closing deadline, May 25, 2007, to close on the Sale Agreement. Although the due diligence period has passed, the Purchasers shall have the right to cancel the Sale Agreement if (i) the Purchasers object in writing to any title matters that are not Permitted Exceptions and that adversely affect the Purchasers’ title to the property if such matters appear on a title report issued after the expiration of the due diligence period and the Seller does not remedy such objection, (ii) the Seller is in breach of its performance obligations or representations and warranties under the Sale Agreement, (iii) there is a change in Laws arising after the expiration of the due diligence period (“New Laws”) that results in the use, ownership or operation of the Property failing to comply with any such New Laws, which would require the expenditure of in excess of $25,000 to remedy and Seller does not cause the Property to be in material compliance with such New Laws prior to the Closing Deadline (plus up to an additional 120 days), (iv) the Property is the subject of a condemnation with a value in excess of $350,000,

(v) the Property is the subject of an uninsured casualty that Seller does not repair, (vi) the Property is the subject of a casualty that would cost in excess of $350,000 to repair, or (vii) Seller enters into a New Lease (except for a self storage facility with a term not exceeding 1 year at a market rental rate), amendment or termination of an existing Lease or assignment or sublease of an existing Lease without the Purchasers’ consent. In the event of a Purchaser defaults, the Seller can either waive the default or keep the $150,000 deposit. In addition, there can be no assurance (i) as to when the sale to the Purchasers will be consummated, if at all, (ii) that the property will be sold at the current contracted purchase price, or (iii) of amount of net proceeds that will be available for distribution.

On May 11, 2007, the Partnership amended the management agreement, previously entered into with WTMI to adjust the management fee payable to WTMI for the period of time January 1, 2005 through March 31, 2007 from 4.5% to 6.0% (the “Amended Management Agreement”). The management agreement was amended to compensate WTMI for its services in connection with the accelerated capital improvement program. In addition the Amended Management Agreement also clarifies that management services that remain necessary after the closing of the sale of the Property will be provided by WTMI for up to sixty days at set hourly rates of $100-$150, subject to the applicable terms of the Amended and Restated Certificate and Partnership Agreement of the Partnership.

The foregoing description of the Amended Management Agreement is qualified in its entirety by reference to the Amended Management Agreement, a copy of which is attached to this 10-Q as Exhibit 10.10.

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

Date of Liquidation

In light of the termination of the Purchase and Sale Agreement in 2005 and other information, the Managing General Partner has changed its estimated liquidation date of the Partnership from December 31, 2006 to December 31, 2007, reflecting the Managing General Partner’s best estimate. Due to the nature of the environmental issue, the date of liquidation is uncertain and a change to that assumption date could materially impact the financial statements and disclosures.

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

Seven of the eight properties were sold to Public during December 1996. The Partnership continues to own the Hampton Park property located in Capitol Heights, Maryland as it was not sold to Public after Phase I and Phase II Environmental Site Assessments performed during 1996 identified detectable levels of tetrachloroethene (“PCE”) in the soil and ground water samples collected at the site. The Managing General Partner continues to work with the Maryland Department of the Environment (“MDE”) on the plan for remediation action (the “Plan”) of the Hampton Park Property. For further information, see Note B of the financial statements.

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

On September 19, 2006, the Managing General Partner signed an Amendment to Listing Agreement with an unrelated third party, CB Richard Ellis Inc., to market the property on an exclusive basis through December 31, 2006. On February 14, 2007 this agreement was further extended through June 30, 2007. The Partnership has sought and will continue to seek to obtain from any buyer as complete an indemnification as possible for any liability in connection with remediation of the contamination of the property. The General Partners plan to liquidate the Partnership once the remaining property is sold and to distribute any remaining funds after payment of all expenses and liabilities.

In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of March 31, 2007 for the estimated costs expected to be incurred to liquidate the Partnership. Due to the nature of the Hampton Park environmental issue, the date of liquidation is uncertain. However, as mentioned above, the Partnership has utilized a December 31, 2007 date for purposes of estimating costs through the conclusion of liquidation reflecting the Managing General Partner’s best estimate. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership’s remaining net assets, and the subsequent payment of, and establishment of reserves for, any remaining or contingent expenses and liabilities, and may differ from the amounts accrued as of March 31, 2007.

On March 27, 2007, the Partnership entered into a Purchase and Sale Agreement (the “Sale Agreement”) with Eric G. Meyers, John P. Kyle, and Terry Korth, or their assignee, (the “Purchasers”) for the purchase of the Partnership’s Hampton Park property. Please see Note B of the financial statements for further information.

Net assets in liquidation decreased $35,487 during the three months ended March 31, 2007. The decrease was mainly due to an operating profit at the property level of $38,352 and interest income of $12,115, offset by liquidating cost of $85,954.

As of March 31, 2007, the Partnership has cash and cash equivalents of $1,090,762, which is sufficient to meet the working capital requirements of the Partnership for the foreseeable future. The future liquidation and dissolution of the Partnership will result from the sale of the Hampton Park property and any other Partnership assets and the distribution to the limited partners, after payment of, and reserves for, all expenses and liabilities, of the net sales proceeds and remaining cash.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2007, the Partnership had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than a standby letter of credit as further discussed in Note D and those that are not likely to have a material current or future effect on the Partnership’s financial position.

The Partnership’s contractual obligations are primarily with service providers such as PBP, ATC, WTMI, and a registered public accounting firm. A summary of the Partnership’s significant contractual obligations as of March 31, 2007 is as follows:

Contractual Obligations
Payments due by period
Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
$484,246	$346,532	$137,714	$—	$—

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings—None

Item 1A. Risk Factors—There have been no material changes relating to the risk factors that were previously provided in the Company’s Form 10-K/A for the period ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—None

Item 3. Defaults Upon Senior Securities—None

Item 4. Submission of Matters to a Vote of Security Holders—None

Item 5. Other Information—None

Item 6. Exhibits

10.10	Amended and Restated Management Agreement, dated May 11, 2007, by and between the Registrant and Watson & Taylor Management, Inc., a Texas Corporation. (filed herewith)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential-Bache/Watson & Taylor, Ltd.-2

By:	Prudential-Bache Properties, Inc. A Delaware corporation Managing General Partner

	By: /s/ Warren S. Hoffman	Date: May 15, 2007
Warren S. Hoffman Chief Financial Officer and Vice President