Form 10-Q
period 2007-06-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD 2
filed 2007-08-14
CIK 737296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

     Yes      ✓ No

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2

(a limited partnership)

STATEMENTS OF NET ASSETS

(in process of liquidation)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents ($0 and $60,000 provided as collateral at June 30, 2007 and December 31, 2006, respectively)	$4,097,637	$1,214,106
Other assets	53,395	365,361
Property held for sale	—	2,277,477

Total assets	4,151,032	3,856,944

LIABILITIES
Estimated liquidation costs	290,138	629,630
Estimated remediation costs	—	191,560
Security deposits	—	52,543
Deferred revenue	—	12,611
Accounts payable	—	97,727

Total liabilities	290,138	984,071

COMMITMENTS AND CONTINGENCIES
Net assets available to limited and general partners	$3,860,894	$2,872,873

Limited and equivalent partnership units issued and outstanding	51,818	51,818

Net asset value per limited and equivalent units	$74.88	$55.72

STATEMENT OF CHANGES IN NET ASSETS

(in process of liquidation)

(Unaudited)

	LIMITED PARTNERS	GENERAL PARTNERS	TOTAL
Net assets—December 31, 2006	$2,872,873	$—	$2,872,873
Net income from liquidating activities	988,021	—	988,021

Net assets—June 30, 2007	$3,860,894	$—	$3,860,894

The accompanying notes are an integral part of these statements.

PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2

(a limited partnership)

NOTES TO FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

A. General

These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (the “Managing General Partner” or “PBP”), the statements of net assets as of June 30, 2007 and December 31, 2006 contain all adjustments necessary to state fairly such information in accordance with the liquidation basis of accounting. Prudential-Bache/Watson & Taylor, Ltd.-2 (the “Partnership”) first adopted the liquidation basis of accounting as of October 1, 1996. Accordingly, the net assets of the Partnership are stated at liquidation value, i.e., the assets have been valued at their estimated fair values, net of selling expenses, and the liabilities include estimated amounts to be incurred through the date of liquidation of the Partnership, which is in conformity with accounting principles generally accepted in the United States. Due to the nature of the Hampton Park environmental issue (see further discussion below), the date of liquidation is uncertain; however, the Partnership has utilized a December 31, 2007 date for purposes of estimating costs through the conclusion of liquidation reflecting the Managing General Partner’s best estimate. The actual remaining net proceeds from liquidation will depend upon a variety of factors and are likely to differ from the estimated amounts reflected in the accompanying financial statements.

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

The general partners of the Partnership are PBP, George S. Watson and A. Starke Taylor, III (collectively, the “General Partners”).

B. Partnership Liquidation

In accordance with a consent statement dated September 17, 1996, the limited partners approved, during October 1996, the proposed sale of all eight mini-warehouse facilities owned by the Partnership to Public Storage, Inc. (“Public”), and the liquidation and dissolution of the Partnership.

Seven of the eight properties were sold to Public during December 1996. The eighth property, the Hampton Park property located in Capital Heights, Maryland, was not sold to Public after Phase I and Phase II Environmental Site Assessments performed during 1996 by MACTEC Engineering and Consulting, Inc. (“MACTEC”) identified detectable levels of tetrachloroethene (“PCE”) in the soil and ground water samples collected at the site. MACTEC, at the Partnership’s request, reported the PCE release to the Maryland Department of the Environment (“MDE”).

In November 2000, the MDE determined that it was appropriate to undertake an active remedial measure at the site. In March 2001, an application was submitted to enter this site into the MDE’s Voluntary Cleanup Program (“VCP”). The Partnership agreed to perform certain non-invasive Phase I activities and Phase II invasive activities with the anticipation of entering the site into the VCP. After MACTEC completed additional testing and procedures during the period 2002-2003, the MDE formally accepted the site into the VCP. The MDE approved the plan for remedial action in November 2004. In December 2004, ATC Associates Inc. (“ATC”) entered into an agreement with the Partnership to perform environmental cleanup services. In 2005, the Partnership placed the remaining property on the market for sale.

On March 27, 2007 the Partnership entered into a Purchase and Sale Agreement (the “Sale Agreement”) with Eric G. Meyers, John P. Kyle, and Terry Korth, or their assignee for the purchase of the Partnership’s Hampton Park Property, a mini-storage and office/warehouse facility located in Capital Heights, Maryland. Meyers, Kyle and Korth assigned their rights under the Sale Agreement to 9244 East Hampton LLC, a Maryland limited liability company (the “Purchaser”).

On May 24, 2007, the Partnership completed the sale of the Hampton Park Property with the Purchaser for approximately $3,200,000, in accordance with the terms of the Sale Agreement.

At closing, the Purchaser entered into a services agreement with ATC Associates Inc. (“ATC”) to carry out the environmental work specified in the plan for remediation action (the “Plan”) through and including the issuance of the Maryland Department of the Environment’s (“MDE”) Voluntary Cleanup Program “(VCP”) Certificate of Completion and any other applicable governmental closure documents (the “Environmental Services Agreement”). The Partnership is a third party beneficiary of the Environmental Services Agreement and, despite having a contractual right of indemnity from the Purchaser, has the right to assume control of any and all remaining portions of the environmental work, in the event that the Purchaser defaults on their obligation to perform environmental investigations, remediation, and other legally required work. Under Maryland law, despite the indemnification from the Purchaser, the Partnership remains liable for some or all of the environmental issues. The Partnership has obtained an environmental insurance policy regarding the property and has added the Purchaser as an additional insured under the policy.

While the Purchaser has agreed to indemnify the Partnership for certain named matters within the Sale Agreement, the potential for additional contingent expenses and liabilities exist. The Partnership will be unable to provide the total initial distribution amount per unit until the Partnership has completed a final audit of its books and records and makes reasonable provision for all remaining outstanding and potential claims and contingencies. At this time the Partnership anticipates that it may establish a reserve, which it presently expects to be in the form of a liquidating trust, to address these contingent liabilities and potential claims. It is anticipated that this reserve will be needed for approximately three years. The reserve will be an estimate and will be subject to a number of assumptions. In the event the assumptions change, the reserve amount could change materially. Depending on the outcome of such potential claims and contingencies, there may be another distribution in the future, but there is no assurance that this will occur. All distributions will be determined in accordance with the Partnership Agreement.

The Partnership adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), as required, on January 1, 2007. FIN 48 requires the Managing General Partner to determine whether a tax position of the Partnership is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Partnership recording a tax liability that would reduce partners’ capital. FIN 48 must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to partners’ capital as of January 1, 2007. Based on its analysis, the Managing General Partner has determined that the adoption of FIN 48 did not have a material impact to the Partnership’s financial statements upon adoption. However, the Managing General Partner’s conclusions regarding FIN 48 may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance expected from the FASB, and on-going analyses of tax laws, regulations and interpretations thereof.

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

Net assets in liquidation increased $988,021 during the six months ended June 30, 2007. The increase was mainly due to an operating profit at the property level of $52,994, interest income of $37,670, reduction of remediation expense of $113,993, and gain on sale of property of $862,139, partially offset by liquidating costs of $78,775.

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

On May 11, 2007, the Partnership amended the management agreement, previously entered into with Watson & Taylor Management, Inc. (“WTMI”), an affiliate of the individual General Partners and the Partnership’s property manager to adjust the management fee payable to WTMI for the period of time January 1, 2005 through March 31, 2007 from 4.5% to 6.0% (the “Amended Management Agreement”). The management agreement, which originally paid WTMI 4.5% of the property’s gross revenues, was amended to compensate WTMI for its services in connection with the accelerated capital improvement program. In addition the Amended Management Agreement clarified that management services that remained necessary after the closing of the sale of the Property were to be provided by WTMI for up to sixty days at set hourly rates of $100-$150, subject to the applicable provisions of the Partnership Agreement. Such management fees totaled $15,331 and $17,320 for the six months ended June 30, 2007 and 2006, respectively, and $8,657 and $6,285 for the three months ended June 30, 2007 and 2006, respectively.

On May 24, 2007, in connection with the sale of the Hampton Park property, the Partnership and WTMI terminated the property management agreement obligations of WTMI. A copy of that termination agreement is attached hereto as Exhibit 10.11.

In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of June 30, 2007 and December 31, 2006 for the estimated costs expected to be incurred to liquidate the Partnership. Included in these estimated liquidation costs is $52,045 and $83,675 as of June 30, 2007 and December 31, 2006, respectively, expected to be payable to the General Partners and their affiliates during the anticipated remaining liquidation period. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership’s remaining net assets, and may differ from the amounts accrued as of June 30, 2007 and such differences could be material.

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

PSG, an affiliate of PBP, owns 180 limited partnership units at June 30, 2007, for which no such waivers on profit participation are in effect.

D. Commitments and Contingencies

On January 7, 2006, the Partnership extended through January 7, 2007 an irrevocable standby letter of credit established originally on January 18, 2005 in the amount of $60,000. The letter of credit was issued to satisfy security requirements from the MDE regarding the Hampton Park property. The letter of credit was further extended on January 7, 2007 through February 7, 2008. However, due to the sale of the property and after approval by the MDE, the letter of credit was cancelled on June 8, 2007.

The Partnership’s cash and cash equivalents consists of cash deposits maintained in a money market account in one major international financial institution, which is in excess of the federal insurance limit.

E. Subsequent Events

None.

PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-2

(a limited partnership)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with generally accepted accounting principles requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The Partnership’s application of these policies involves judgments which, in and of themselves, could materially impact the financial statements and disclosures. A future change in the assumptions or judgments applied in determining the following matters, among others, could have a material impact on future financial results. As such, actual results may differ from the estimates used by the Managing General Partner.

Date of Liquidation

In light of the sale of the remaining Partnership property, Hampton Park, the Managing General Partner continues to estimate the liquidation date of the Partnership to be December 31, 2007, reflecting the Managing General Partner’s best estimate. While the Purchaser has agreed to indemnify the Partnership for certain named matters within the Sale Agreement, the potential for additional contingent expenses and liabilities exist. The Partnership will be unable to provide the total initial distribution amount per unit until the Partnership has completed a final audit of its books and records and makes reasonable provision for all remaining outstanding and potential claims and contingencies. At this time the Partnership anticipates that it may establish a reserve, which it presently expects to be in the form of a liquidating trust, to address these contingent liabilities and potential claims. It is anticipated that this reserve will be needed for approximately three years. The reserve will be an estimate and will be subject to a number of assumptions. In the event the assumptions change, the reserve amount could change materially. Depending on the outcome of such potential claims and contingencies, there may be another distribution in the future but there is no assurance that this will occur. All distributions will be determined in accordance with the Partnership Agreement.

Liquidity and Capital Resources

In accordance with a consent statement dated September 17, 1996, the limited partners approved, during October 1996, the proposed sale of all eight mini-warehouse facilities owned by the Partnership to Public Storage, Inc. (“Public”), and the liquidation and dissolution of the Partnership.

Seven of the eight properties were sold to Public during December 1996. The eighth property, the Hampton Park property located in Capital Heights, Maryland, was not sold to Public after Phase I and Phase II Environmental Site Assessments performed during 1996 by MACTEC Engineering and Consulting, Inc. (“MACTEC”) identified detectable levels of tetrachloroethene (“PCE”) in the soil and ground water samples collected at the site. MACTEC, at the Partnership’s request, reported the PCE release to the Maryland Department of the Environment (“MDE”). For further information, see Note B of the financial statements.

In November 2000, the MDE determined that it was appropriate to undertake an active remedial measure at the site. In March 2001, an application was submitted to enter this site into the MDE’s Voluntary Cleanup Program (“VCP”). The Partnership agreed to perform certain non-invasive Phase I activities and Phase II invasive activities with the anticipation of entering the site into the VCP. After MACTEC completed additional testing and procedures during the period 2002-2003, the MDE formally accepted the site into the VCP. The MDE approved the plan for remedial action in November 2004. In December 2004, ATC Associates Inc. (“ATC”) entered into an agreement with the Partnership to perform environmental cleanup services. In 2005, the Partnership placed the remaining property on the market for sale.

On March 27, 2007 the Partnership entered into a Purchase and Sale Agreement (the “Sale Agreement”) with Eric G. Meyers, John P. Kyle, and Terry Korth, or their assignee for the purchase of the Partnership’s

Hampton Park Property, a mini-storage and office/warehouse facility located in Capital Heights, Maryland. Meyers, Kyle and Korth assigned their rights under the Sale Agreement to 9244 East Hampton LLC, a Maryland limited liability company (the “Purchaser”). Please see Note B of the financial statements for further information.

On May 24, 2007, the Partnership completed the sale of the Hampton Park Property with the Purchaser for approximately $3,200,000, in accordance with the terms of the Sale Agreement.

In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of June 30, 2007 for the estimated costs expected to be incurred to liquidate the Partnership. Due to the nature of the Hampton Park environmental issue, the date of liquidation is uncertain. However, as mentioned above, the Partnership has utilized a December 31, 2007 date for purposes of estimating costs through the conclusion of liquidation reflecting the Managing General Partner’s best estimate. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership’s remaining net assets, and the subsequent payment of, and establishment of reserves for, any remaining or contingent expenses and liabilities, and may differ from the amounts accrued as of June 30, 2007.

Net assets in liquidation increased $988,021 during the six months ended June 30, 2007. The increase was mainly due to an operating profit at the property level of $52,994 and interest income of $37,670, reduction of remediation expense of $113,993, and gain on sale of property of $862,139, partially offset by liquidating costs of $78,775.

As of June 30, 2007, the Partnership had cash and cash equivalents of $4,097,637, which is sufficient to meet the working capital requirements of the Partnership for the foreseeable future.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2007, the Partnership had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than a standby letter of credit as further discussed in Note D of the financial statements and those that are not likely to have a material current or future effect on the Partnership’s financial position.

The Partnership’s contractual obligations are primarily with service providers such as PBP, WTMI, and a registered public accounting firm. A summary of the Partnership’s significant contractual obligations as of June 30, 2007 is as follows:

Contractual Obligations
Payments due by period
Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
$186,526	$186,526	$—	$—	$—

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings—None

Item 1A. Risk Factors—The following risks should be carefully considered. These risks could materially affect the Registrant’s net assets in the process of liquidation, cause the value of the Units to decline materially or cause actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Registrant. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned below.

The liquidation of the Partnership may extend beyond the current estimate of December 31, 2007.

While the one remaining property within the Partnership has been sold, the liquidation date may be impacted by certain terms of the sale agreement. The Partnership indemnifies the purchaser of the last property sold for certain claims for 120 days after the date of closing. If the Purchaser of the last property sold submits a claim, this could impact the Partnership’s ability to liquidate the Partnership by the current estimated date.

Liquidation costs may exceed those currently recorded in the financial results of the Partnership.

The costs included in the December 31, 2006 audited financial report were the best estimates available at that time and have been updated based on current expectations. If the purchaser of the last property sold defaults on their assumption of the remediation plan or for any other reason the liquidation timeline exceeds December 31, 2007, the costs related to administration, legal fees, and costs and other expenses may exceed current estimates.

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

Potential losses in future periods may materially impact future distributions.

The Partnership has had losses in the past and may continue to incur losses in future periods, and such losses may materially impact the amounts available for future distributions to the limited partners. While the last remaining property has been sold, the terms of the sale contract provide the Purchaser of the last property sold with a specified timeframe to file indemnification claims. The potential exists for these to be costly and directly impact any future distributions to the limited partners.

There are significant restrictions on the transfer of our limited partnership Units and, if a liquidating trust is established, those Units will no longer be transferable at all.

Currently there is no public market for our limited partnership Units, and none is expected to be established, so limited partners may not be able to find a buyer for their Units. In addition, they may not be able to sell their Units at their desired price. Also, our Amended and Restated Certificate and Agreement of Limited Partnership, as amended, contains certain restrictions on transfers of limited partnership Units, including volume limitations, among others. In addition, if a liquidating trust is established and the Partnership is terminated, the Units will no longer be transferable. If a liquidating trust is established, any beneficial interests that would be issued to the former limited partners, would not be transferable.

If the Purchaser of the Hampton Park property defaults on its remedial obligations, the Partnership’s ability to terminate may be further delayed.

The Purchaser of the last property sold entered into a service agreement with ATC Associates to continue the approved remediation action plan to clean-up the property. The Partnership is a third party beneficiary of the agreement but under Maryland law, despite the indemnification from the Purchaser of the last property sold, the Partnership may be liable for some or all of the environmental issues. This could lead to additional costs and further delay the Partnership’s ability to terminate the Partnership and distribute any funds to the limited partners.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—None

Item 3. Defaults Upon Senior Securities—None

Item 4. Submission of Matters to a Vote of Security Holders—None

Item 5. Other Information—None

Item 6. Exhibits

10.11	Termination of Property Management Agreement, dated May 24, 2007 by and between the Registrant and Watson & Taylor Management, Inc., a Texas Corporation (filed herewith)

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential-Bache/Watson & Taylor, Ltd.-2

By:	Prudential-Bache Properties, Inc. A Delaware corporation Managing General Partner

	By: /s/ Warren S. Hoffman	Date: August 14, 2007
Warren S. Hoffman Chief Financial Officer and Vice President